Form 10KSB
period 1996-12-31
COMPUTER POWER INC
filed 1997-03-28
CIK 792986

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
         For the fiscal year ended December 31, 1996


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
        For the transition period from------------to-------------

                         Commission file number 0-15927

                               COMPUTER POWER INC.

                 (Name of small business issuer in its charter)

New Jersey                                                      22-1981869
(State or other jurisdiction of                              (I.R.S. Employer
 Incorporation organization)                                 Identification No.)

124 West Main Street, High Bridge, NJ                           08829
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:  908-638-8000

Securities registered pursuant to Section 12 (b) of the Exchange act:

         Title of each class                Name of exchange on which
                                            registered
         None                               None

                   Name of each exchange on which registered

         None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $10,838,816

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 27, 1997: $279,275.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 27, 1997: 2,578,300 shares of Common Stock.

Transitional Small Business Disclosure Format (check one)

Yes_______        No    X

                                                      Part I
Item 1.  Business

General

Computer Power Inc. (the "Company", or "Registrant") designs, manufactures, markets and services products in three distinct market categories: Energy efficient lighting, Power protection systems, and Emergency lighting. In order to serve these markets, the Company is organized into two business units. The Astralite business unit is focused on the energy efficient lighting market, while the Power Protection business unit is concentrated on the power protection market and emergency lighting market.

ENERGY EFFICIENT LIGHTING

 The lighting retrofit market has been growing at a rapid rate, driven by demands for energy conservation and related pollution reductions and cost savings from numerous sources including the Federal Government, utility power companies and consumers. Numerous enterprises, including both Fortune 500 and small start-up companies, continue to enter the marketplace with various product offerings, ranging from energy efficient lamp replacements to lighting dimmers and controls. Furthermore, utility-sponsored energy management firms and contractors (DSMs and ESCOs) have entered the marketplace offering complete turnkey services to reduce energy consumption in commercial , industrial and public facilities. Most recently the Environmental Protection Agency has launched several major campaigns to promote energy efficient lighting products. Utility power companies also continue to promote lighting retrofit and conservation with various rebates and cash incentives.

Capitalizing on the growing demand for energy efficient lighting products and the development of more powerful solid-state Light Emitting Diodes (LEDs) in 1993 the Registrant, under the brand name AstraLite, developed a 1.8-watt LED illuminating light source to retrofit the high energy consuming standard incandescent lamps used in Exit Signs. Since 1993, Astralite has expanded its product line to include both LED retrofit kits and complete LED-based exit signs.

LEDs, first developed in the 1960's, produce light by the excitation of electrons in a P-N junction and use the same manufacturing process as semiconductors. Since that time LED technology has increased in brightness and useful life making them a viable alternative to incandescent applications in color specific applications such as Exit Signs and Traffic Signals.

The key benefits of LEDs when used in Exit Signs is their 98% energy savings and extremely long life as compared to the incandescent lamp. Required by code in public buildings, there are an estimated 40-100 million Exit Signs in use today. The EPA estimates that over $1 billion per year in energy savings could be realized if the nation converts to this new solid-state lighting technology.

POWER PROTECTION SYSTEMS

Power protection systems condition and supply electrical power to computers, electronic equipment and lighting systems when utility power fails or is contaminated. These systems serve as a temporary bridge between the termination of utility power and the commencement of power from generators, the restoration of utility power, or provide time for an orderly computer system shutdown without damage or loss of data. Products are automatically activated and provide electrical power to the protected equipment for periods of time ranging from 10 minutes to 8 hours.

The Company concentrates on three niches of the power protection market: 1) Emergency Lighting, 2) Custom Products, and 3) Standard Products. The Company maintains a broad product line from 280VA single-phase up to 100 KVA three-phase systems, and maintains a patent, which expires in the year 2000 for an energy efficient unit.

All power protection systems contain a battery, battery charger, DC(direct current) to AC(alternating current) inverter, and an output transformer. These components are housed in metal cabinets with meter panels, environmental filters and air louvers. The complete unit can be mounted on the floor, wall, table or desk.

The Company's main focus is the emergency lighting market, where it offers a line of power protection devices( Lighting Inverters) which backup lighting fixtures. Required by Fire Code, all public buildings must provide for a minimum of 90 minutes of emergency lighting. This can be a accomplished via generator, battery powered unit lights, or Inverters.

The Company's power protection equipment can be divided into four sub-categories: 1) Double conversion, on-line uninterruptible power systems
(UPS), 2) Ferroresonant, on-line uninterruptible systems (UPS), 3) Fast transfer backup power systems, and 4) Standard transfer backup power systems.

The most significant difference among the four categories of power protection systems is the market they serve and the speed at which auxiliary power is supplied when utility power fails. The responsiveness of the system in terms of supplying power determines the specific use or application of the system.

Double conversion, on-line systems continuously supply perfect sine wave power to the protected load. No interruption in power occurs during the transfer from utility power to emergency power, completely protecting the load from power disturbances or outages. Ferroresonant on-line systems also supply uninterrupted power, but unlike double conversion systems, there is a slight voltage and frequency modulation during the transfer. Fast transfer systems are used primarily for emergency lighting applications involving HID lights. HID lights require this type of system to continue uninterrupted illumination upon loss of utility power. In the case of standard transfer systems there is a delay of 50 to 100 milliseconds which is compatible with powering incandescent and fluorescent emergency lighting.

As  a  result  of  the   differences   in   transfer   speed   and   modulation,
double-conversion and Ferroresonant on-line UPS systems are generally used to supply auxiliary power and line conditioning to computers and sensitive electronics in which any loss of power might damage the equipment or cause errors and data losses. Backup power systems, having the slowest transfer speed, are used primarily for emergency lighting systems in which the momentary loss of power does not effect the equipment or its performance in any meaningful way. Both double conversion and Ferroresonant on-line systems provide line conditioning to filter and regulate utility power to clean sine wave. Backup power systems generally offer little or no line conditioning.

PRODUCT PRICES AND REVENUES

The retail product price ranges are as follows: (a) energy efficient lighting from $40 to $120; (b) power protection systems from $119 to more than $100,000;
(c) line conditioning equipment from $1,000 to $25,000; (d) battery chargers from $1650 to $5000; and (e) emergency lighting equipment from $2,000 to $90,000.

MANUFACTURING AND SUPPLY

The Company's manufacturing operations, are conducted at its High Bridge, New Jersey facility. Manufacturing includes an order specific customized order processing system for power protection products, and large quantity orders for Astralite products. Production is scheduled on an historical sales basis as well as for specific customer orders. To a limited extent, the Registrant purchases fully assembled UPS systems from two sources for resale in its world-wide distribution network. Subassemblies for the solid-state light emitting diode retrofit kits are manufactured outside the United States with final assembly at High Bridge.

The Company is a highly integrated manufacturer of power protection products and accordingly, except for batteries, produces nearly all major components of its products from raw materials. The Company also custom designs and fabricates components such as chassis, transformers, cable connections, printed circuit boards, cabinets and other devices. It assembles, inspects and tests its products at various stages of assembly and each finished product undergoes a complete test prior to shipment.

The Company generally purchases materials and supplies according to written purchase orders. Blanket purchase orders are limited usually to larger usage items at fixed prices for delivery and payment on specific dates ranging from two months to one year.

MAINTENANCE AND SERVICE

The Registrant offers warranties on all its products, including parts and labor, that range from one year to twenty-five years prorated, depending upon product type. Products sold by the Company but manufactured by others are covered by Company and original manufacturer's standard warranty and service agreements. For 1994, 1995 and 1996 the Registrant had field service expenses of approximately $506,000, $502,000 and $589,000, respectively.

The Registrant performs service on products through its factory service center at its New Jersey factory or at customer locations. These services may be performed pursuant to a written service contract or upon specific order at various rates. Service on its products sold abroad are usually handled by its foreign distributors.

SALES AND MARKETING

The Company markets its Astralite products directly through a select group of 500 lighting and electrical distributors who focus on energy conservation and long-life lighting. Marketing efforts are directed to plant and facility managers, and energy managers responsible for industrial, commercial, and public buildings such as schools, hospitals, and shopping malls. Astralite maintains sales offices in York, PA, Chicago, IL, Houston, TX, and San Francisco, CA. In addition, certain Astralite products are sold to original equipment manufacturers.

Astralite products are usually discounted to distributors from 20% to 37%, depending on the product and quantity sold. No one distributor accounted for more than 3% of the Company's net sales for 1996.

The Company markets and sells its power protection and emergency lighting products in the United States and abroad through a network of sales representatives, distributors, and exporters to end-users and original equipment manufacturers. For domestic power protection and emergency lighting product sales, the Company utilizes electrical wholesale distributors and approximately 40 sales representative companies. In the overseas market, the Company relies on approximately 15 distributor/representative companies and approximately 10 exporters to sell its products. In addition, the Registrant makes sales directly to individual end-users and original equipment manufacturers on certain products. No one distributor, representative or original equipment manufacturer accounted for more than 8% of the Company's net sales for 1996.

The Registrant's relationship with its sales representatives is usually governed by a written contract, terminable on 30 days notice. The contract provides for exclusive territorial and product representation and commissions payable to representatives on their sales from 3% up to 20% depending on terms and conditions. The sales representatives do not purchase for their own account and generally will represent other manufacturers but not on competing products. The top 10 representatives accounted for an estimated 18% of the Company's net sales for 1996.

CUSTOMERS

The Registrant sells its products to numerous customers, ranging in size from small companies to large Fortune 500 corporations. Its customers are end-users, original equipment manufacturers, system integrators, and distributors. Many of the Company's customers are repeat purchasers. None of the Company's customers represent more than 7% of revenues in 1995 and 8% of revenues in 1996. The Company's Astralite and UPS businesses are generally not seasonal, however, the emergency lighting business (approximately 30% of net sales) parallels construction industry cycles.

INTERNATIONAL OPERATIONS

The Registrant's international activities are an important portion of its business. Approximately 4%, 8% and 6% of its net sales for 1994, 1995 and 1996 respectively, are attributable to sales of its products outside the continental United States.

BACKLOG

As of December 31, 1996 the Registrant's backlog was approximately $1,715,000 as compared with a backlog of approximately $1,660,000 as of December 31, 1995. No single customer represents more than 16% and 28% of such total backlog for December 31, 1996 and December 31, 1995, respectively. Backlog figures generally include written purchase orders and are for products only and not for services. Most orders are generally subject to cancellation. However, in certain cases, particularly in regard to orders for custom products, there are penalty provisions for cancellations.

ENGINEERING

The Registrant maintains an engineering staff whose functions include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. There are presently nine individuals employed at the Registrant's High Bridge, New Jersey location. Engineering and research and development expenses were approximately $328,000 in 1994 and $438,000 in 1995, and $290,000 in 1996.

The Registrant intends to continue its research and development activities and considers these efforts vital to its future business and prospects. It anticipates significant expansion of such efforts primarily directed toward the development of new energy savings products and applications, the improvement of existing products, and cost reductions. New energy savings products include retrofit products for a variety of applications.

COMPETITION

In all its product lines, the Company faces intense competition from numerous domestic and foreign manufacturers of varying sizes, including large Japanese and European companies. In the Registrant's opinion, companies with which it competes are American Power Conversion, Sola, Exide, Deltec, Best Energy Systems, Dualite, Lithonia, ProLight and many other companies.

The degree of competition and the particular competitor may vary depending on the product line/model and application involved. Accordingly, the Company will compete with certain companies in the sales of its products for computers and personal computers and with others in the emergency lighting or energy efficient retrofit fields. For all its products, the Registrant generally competes on the basis of price, product performance, features and delivery schedules. Service is ordinarily not a factor. the Company generally endeavors to position and sell its products at equal prices to its competitors. Many of its competitors, however, are owned by larger companies and have greater financial, technical and marketing resources than the Registrant.

GOVERNMENT REGULATION

The Registrant has not experienced and does not anticipate any material effect of existing or probable government regulations on its business.

Item 2.  Property and Facilities

The Registrant leases from Roger Love (a director and consultant to the Registrant) and Doris Love a building of approximately 60,000 square feet in High Bridge, New Jersey for its manufacturing facilities and executive offices expiring December 31, 1999. Annual rent over the remaining term of the lease is $237,000 per year. The Registrant is also responsible for local property taxes, insurance premiums, and other related expenses. At the end of the lease term the Registrant has the option to either purchase the building or to renew the lease for an additional ten (10) years at no increase in rent.

Item 3.  Legal Proceedings

To the best of its knowledge, there are no material legal proceeding to which the Registrant is a party or to which its property is subject.

Item 4.  Submission of Matters to a Vote of Shareholders

No matters were submitted during 1996. However, on January 6, 1997, the Registrant submitted four proposals to its shareholders. These proposals, each of which was approved by the shareholders, were the election of directors, the approval of the 1996 Stock Option Plan, the amendment to the certificate of incorporation to increase the authorized shares to 12,000,000 from 5,000,000, and the appointment of Arthur Andersen, LLP as independent auditors.

                                     Part II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters.

The principal market for the Registrant's shares of Common Stock, par value $.01 per share, is the over-the-counter market. The Registrant's Common Stock is quoted on the NASD NON-NASDAQ OTC Bulletin Board with the symbol CUWR.

The high and low closing bid and asking prices concerning such securities, on a quarterly basis, as furnished by the National Quotation Bureau for the period beginning January 1, 1995 are as follows:

Common Stock (CUWR)

   CALENDAR PERIOD                  HIGH BID  LOW BID      HIGH ASK      LOW ASK

01/01/95 to 03/31/95                 1 1/2       1/8         1 7/8         9/16
04/01/95 to 06/30/95                 1 1/2       3/16        2 1/4         9/16
07/01/95 to 09/30/95                 1 1/8       3/8         1 15/16       7/8
10/01/95 to 12/31/95                 1 1/8       1/8         1 5/8         3/4
01/01/96 to 03/31/96                 9/16        11/16       1 1/4         11/16
04/01/96 to 06/30/96                 1 1/8       9/16        1 3/16        11/16
07/01/96 to 09/30/96                 11/16       9/16        1 1/16        7/8
10/01/96 to 12/31/96                 9/16        1/4         1 1/16        7/16

Quotations represent prices between dealers, do not include retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.

The number of shareholders of record on March 20, 1997 was 130.

The Registrant has not paid any cash dividends on its Common Stock and does not intend to do so in the near future.

Item 6. Management's Discussion and Analysis

REVENUES

Net sales from continuing operations totaled $10,839,000 in 1996 which is 17% below the 1995 sales performance. The decline in 1996 sales compared to1995 resulted from increased competition and reduced utility rebate incentives which impacted the Astralite retrofit business, and increased competition for UPS products. Beginning in the fourth quarter, management took steps to increase investment in engineering for new product development and to strengthen sales and marketing support for distributors to meet competitive initiatives. In September 1996, a new Astralite product sales office was opened in Houston, Texas, and another office was opened in San Francisco, California during January 1997.

COST OF SALES

Cost of sales for 1996 of $9,600,000 included $1,150,000 of charges related to inventory adjustments recorded during the second and third quarters of the year. After removing the effects of inventory adjustments, cost of sales represents about 77% of sales compared to 72% in 1995.

OPERATING AND OTHER EXPENSES

Selling expenses for 1996 were approximately $1,589,000, or about $362,000 below 1995. This represented about 14.5% of net sales for 1996, and 14.9% of net sales for 1995. During the first half of 1996, the Company reduced its distribution and promotion expenses which resulted in an overall cost reduction for the year. As noted above, the Company began reinvesting in sales and marketing activities during the fourth quarter of the year.

General and administrative expenses were approximately $1,137,000 in 1996 compared to about $1,033,000 in 1995. Administrative expenses during 1996 included additional expenses for the replacement of certain key management positions.

Interest expense for 1996 of approximately $404,000 was about 7% higher than the 1995 expense of $379,000. The outstanding debt levels for 1996 and 1995 were substantial equivalent. Interest for 1996 included approximately $15,000 of cost associated with the rescheduling of debt service.

LIQUIDITY AND CAPITAL RESOURCES

At December 31,1996 the Company's investment in Assets was about $3,300,000 or $2,340,000 less than the $5,640,000 reported at December 31, 1995. The significant components of the decrease are (1) a reduction in inventory of $1,150,000 related to an adjustment of the carrying value recognized in the second and third quarters of the year; (2) a decrease in accounts receivable of $1,097,000 (before reserves) related to a lower level of fourth quarter sales in 1996 compared to 1995 ($610,000) and to a reduction in the number of days sales outstanding ($487,000); and (3) a reduction in other long term assets of $136,000 based upon the adoption of Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The significant components of the decrease in the Company's Liabilities and Stockholders' Equity of $2,340,000 was comprised of:
(1) a loss for the year of $1,892,000; (2) a net reduction in debt of $265,000; and (3) a reduction in accounts payable and deferred income of $183,000. The net reduction in the Company's debt included repayments totaling $751,000 ($603,000 on revolving credit and inventory loans), partially offset by additions of $486,000 ($420,000 from related parties).

The Company anticipates that borrowings available to it through its revolving credit facility along with restructured debt service payments negotiated with unsecured debtholders, and the issuance of notes to related parties during 1997 should be sufficient to cover operating cash requirements for the foreseeable future.

During the fourth quarter of 1996, the Company implemented programs to improve profitability and cash flow through better management of inventory, purchasing practices and manpower utilization. In addition, the Company's plan for 1997 includes four specific profit improvement programs. These programs include investing in additional sales resources, establishing a cell manufacturing plan, focusing on new product introductions, and establishing teams to implement practices to lower manufacturing costs. Based on this plan, which was approved by the Board of Directors, the Company obtained a commitment for an additional $280,000 of financing from related parties of which $270,000 was received during the first quarter of 1997.

Item 7.

Financial Statements

The information called for by this item appears at the end of this Form 10-KSB.

Item 8.

Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None

Item 9.

Directors and Executive Officers, Promoters and Control Persons, Compliance with
Section 16(a) of the Exchange Act

Certain information about directors, officers and other key personnel of the Registrant is contained in the following table:

Name                                         Title                                             Age
----                                         -----                                             ---
 .
Lindsay Gillette                             Chairman of the Board                               38

Hiro Hiranandani1                            President & CEO                                     59

Peter Gillette2                              Director                                            36

Richard Hobday                               Director                                            66

Roger Love                                   Director                                            64

Kenneth Rind2                                Director                                            61

Clarence Wilcox2                             Director                                            66

Thomas Marren                                Vice President and CFO, Secretary                   51

Leslie Listwa                                Vice President and GM Astralite                     39

Richard Johnson                              Vice President MIS and Controller                   50

(1) Mr. Hiranandani's employment as President, Chief Executive Officer is subject to an employment agreement. The term of this agreement is June 28, 1996 through December 31, 1998.

(2)  Member of the Audit Committee

All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Executive officers hold office until their successors are chosen and qualify, subject to earlier removal by the Board of Directors.

Lindsay Gillette has been a Director since 1994. He was elected Chairman, President and Chief Executive Officer in 1994 and became Chairman in June, 1996. Mr. Gillette has also been a Managing Director of Computers and Controls Ltd., a Trinidad & Tobago corporation since 1982. Mr. Gillette is also a Director of Cableview Limited, Body Works Fitness & Aerobics Limited, Favorite Foods, Ltd., National Maintenance Training & Security Company Ltd., and NIHERST. Mr. Gillette is a graduate of McMaster University with a bachelor's degree in Civil Engineering.

Hiro Hiranandani became President, Chief Executive Officer and a Director of the Company in June of 1996. From 1977 to 1994, Mr. Hiranandani held various management positions with Pitney Bowes, Inc. He most recently was President of Worldwide Mailing Systems operations of Pitney Bowes. Mr. Hiranandani holds a bachelor's degree in electrical engineering from the University of Missouri, a master's degree in electrical engineering from Purdue University, and a master's degree in business administration from the University of Bridgeport. He is also Director of Smart Serv on line, Inc.

Peter Gillette has been a Director of the Company since 1994. He also has been Technical Director of Computers and Controls Ltd., since 1983. He is also a Director of Cableview Limited, Body Works Fitness & Aerobics Limited, Pelinja Holdings Limited, Chaguaramas Development Authority, Tourism and Industrial Company and Trinidad & Tobago Free Trade Zones. Mr. Gillette holds a bachelor's degree in civil engineering from Cornell University.

Richard Hobday has been a Director of the Company since December 1996. He is an independent consultant. In 1988, he retired as a partner with Arthur Young & Co. (Ernest & Young) accountants. Mr. Hobday is a Director of Ready Mix (West Indies) Ltd., Trinidad Contractors Ltd., and Los Cuevos Resorts Ltd.

Roger Love was a founder of the Company in 1967. He has served as a Director from 1972 to the present. From 1972 to 1994 Mr. Love was President of the Company. He currently is a consultant, including a consultant to the Company.

Kenneth Rind has been a Director since 1995. Dr. Rind is Chairman of Oxford Venture Corporation, an independent venture capital management company which he co-founded in 1981. From 1976 to 1981, Dr. Rind was a principal at Xerox Development Corporation responsible for acquisitions and venture capital investments. From 1970 to 1976, he was Vice-President of Corporate Finance at Oppenheimer & Co., and managed its venture capital and high technology corporate finance activities. He is a Director of Medical Sterilization, Inc., Alpha Technologies Group, Inc., Vasomedical, Inc., and VTX Electronics Corporation and several private companies. Dr. Rind received a bachelor's degree in chemistry from Cornell University and a doctorate in nuclear chemistry from Columbia University.

Clarence Wilcox has been a Director of the Company since 1994. He also has been Chairman and Managing Director of Wilcox Enterprises Limited since 1978. Since 1993 he has been Chairman and Managing Director of Guymar Caribbean Limited. Mr. Wilcox is a Deputy Chairman and Director of GTM Life Insurance Co. of Trinidad & Tobago, and a Director of General Packaging Limited and Ready Mix (west Indies) Ltd.

Thomas Marren joined the Company in September 1996. Prior to joining the Company Mr. Marren held various financial positions at Engelhard Corporation, Allied-Signal and Deloitte Haskins and Sells (Deloitte & Touche). He holds a bachelor's degree in accounting from Upsala College, a master's degree in business administration from Monmouth University, and is a member of the New Jersey Society of Certified Public Accountants.

Leslie Listwa joined the Company in 1991 as Director of Sales and Marketing. He was instrumental in the start-up of the Astralite operations and assumed his present position in July of 1996. Prior to joining the Company Mr. Listwa held various key engineering and marketing positions at RCA Americom, Dranetz Technologies, and Ariel Corporation. Mr. Listwa holds a bachelor's degree in electrical engineering from Pratt Institute, and a master's degree in business administration from Pace University.

Richard Johnson joined the Company in October 1996. Prior to joining the Company Mr. Johnson held various financial positions at Metallurgical Industries, Inc., and Metem Corporation. Mr. Johnson holds a bachelor's degree in marketing from Syracuse University, a master's degree in business administration from Farleigh Dickinson University, and a juris doctor from Seton Hall University Law School. Mr. Johnson is also a member of the New Jersey Society of Certified Public Accountants.

Lindsay Gillette and Peter Gillette are brothers. No person who was a director, officer, of beneficial owner of more than ten percent of any class of equity securities of the Registrant failed to file on a timely basis, reports required by Section 16 (a) during the fiscal year ended December 31, 1996.


                    BALANCE OF PAGE INTENTIONALLY LEFT BLANK

Item 10. Executive Compensation

The annual and long-term compensation for services performed in all Company related capacities for the fiscal years ended December 31, 1994, 1995, and 1996 of those persons who were, at December 31, 1996, the President and Chief Executive Officer, and other Officers of the Company follows:

                           SUMMARY COMPENSATION TABLE
                               Annual Compensation

Name and                                    Salary7             Bonus
Position                        Year       ($'s)                ($'s)

Hiro Hiranandani1                1996        $ 49,418
President & CEO

Leslie Listwa2                   1996        $ 80,066         $  5,655
VP & GM Astralite                1995        $ 80,000         $ 27,000

Bradley Kies2,3                  1996        $  90,021          $5,000
VP Operations                    1995        $ 80,000

Louis Massad3                    1996        $104,500
VP Finance                       1995        $ 75,500
                                 1994        $ 72,500

Lindsay Gillette4                1995        $ 46,646
President & CEO                  1995        $ 93,670         $ 49,150
                                 1994        $ 10,000

Thomas Marren5                   1996        $ 18,750
VP & CFO

Richard Johnson6                 1996        $ 17,250
VP MIS & Controller

--------
(1) Appointed President & CEO June 28, 1996.
(2) Beginning January 1, 1995.
(3) Resigned effective December 31, 1996
(4) Resigned as President & CEO June 28, 1996. Remained Chairman of the Board of Directors.
(5) Started September 16, 1996, replaced Mr. Massad.
(6) Started October 1, 1996
(7) Salary for Mr. Kies and Mr. Massad included accumulated vacation pay.

Stock Option Plan

Under the Registrant's pre-1996 incentive stock option plan, options to purchase a maximum of 500,000 shares of the Registrant's Common Stock could be granted to officers and other key employees. The plan terminated on April 1, 1996, and was replaced by the 1996 plan (the "Plan") which was approved by Shareholders on January 6, 1997. The terms and condition of both plans are essentially the same, with options granted under the Plan intended to qualify as incentive stock options as defined in Section 422A of the Internal Revenue Code of 1954, as amended by the Tax Reform Act of 1986.

As of December 31, 1996, 233,000 shares of the pre-1996 stock option plan were outstanding, with 148,000 shares of authorized but unissued shares set aside for earned shares. On January 6, 1997, 195,000 shares were issued under the Plan.

The Plan is administered by the Board of Directors which approves the persons that are to receive options, the number of shares that may be purchased under each option, and the exercise price. In the event an option holder voluntarily terminates employment, any unexercised options terminate immediately except in cases where the termination was not for cause, the option holder dies, or the option holder is disabled. The maximum terms of any option is ten years and the option price per share may not be less than the fair market value of the Registrant's shares on the date the option is granted. However, options granted to persons owning more than 10% of the voting shares may not have a term in excess of five years and the option price may not be less than 110% of fair market value.

The aggregate fair market value of the shares of the Registrant's Common Stock (determined at the time the option is granted) with respect to which incentive stock options are exercisable for the first time by such option holder during any calendar year (under all such Plans) may not exceed $100,000. Options may be granted within ten years from the effective date of the Plan.

Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution. Options granted under the Plan are protected by antidilution provisions increasing the number of shares issuable thereunder and reducing the exercise price of such options, under certain conditions. The Plan will terminate on January 5, 2007, or on such earlier date as the Board of Directors may determine. Any options outstanding at the termination date will remain outstanding until it expires or is exercised in full, whichever occurs first.

Option Grants in the Last Fiscal Year

There were no grants of stock options pursuant to the Registrant's Plan during the fiscal year ended December 31, 1996. Stock appreciation rights are not granted under the Plan.

                    Aggregated Option Fiscal Year End Values
                        (There were no exercises in 1996)

(a)                         (b)                                 (c)
                  Number of unexercised Options  Value of unexercised In-the-
                  at Year-end(#) Exercisable/      Money Options at Year-end(#)
Name                       unexercisable            Exercisable/unexercisable

Leslie Listwa              20,000/0                                 0/0
Leslie Listwa              24,000/36,000                            0/0
Bradley Kies               16,000/0                                 0/0

Long-term incentive plan awards

The Registrant does not have a long-term incentive plan, other than the Incentive Stock Option Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 20, 1997, those persons including any "group" who is known to the Registrant to be beneficial owners of more than five percent (5%) of the Company's common stock as well as the stock ownership of directors and executive officers. The Company's common stock is the only equity or voting security outstanding.

Name and Address of     Amount and Nature of       Percent of
Beneficial Owner        Beneficial Ownership1        Class

Roger Love2                    461,1992            17.7%
124 W. Main St
High Bridge, NJ 08829

Mantilla Ltd.                  490,0003            18.8%
P.O. Box 173, Road Town
Tortola, B.V.I

RMC Ltd.                       510,0003            19.6%
Tumpuna Road
Guanapo, Trinidad, WI

Leslie Listwa                    40,000             1.5%
124 W. Main Street
High Bridge, NJ 08829

All directors and officers
as a group3                     501,199            21.9%

(1) Except as otherwise set forth herein, all shares are beneficially owned, and the sole voting and investment power is held by the persons named. Does not give effect to common stock reserved under the Registrant's Incentive Stock Option Plan. (2) Roger Love has deposited his shares in a voting trust, the trustee of which is Mr. Lindsay Gillette, a director of the Company. (3) Lindsay Gillette, Chairman of the Board and Peter Gillette, a director, may be considered affiliates of Mantilla, Ltd. and Lindsay Gillette an affiliate of Ready Mix (West Indies), Ltd.

Item 12. Certain Relationships and Related Transactions

The Company owns a 20% interest in Retrofit, Ltd. ("Retrofit"), of Trinidad, West Indies. Retrofit was established to manufacture components for the Company. In 1996, it began manufacturing LED sub-assemblies for the Company's Astralite business unit. The Company's entire investment in Retrofit consisted of a license of its patented LED retrofit technology. This investment is carried at no value. The majority interest in Retrofit is owned by certain related parties including Messrs Lindsay Gillette and Peter Gillette, directors of the Company. During 1996, the Company purchased approximately $310,000 of material from Retrofit.

The Company leases its principal office and manufacturing facilities from Roger Love and Doris Love under a written lease agreement expiring December 31, 1999. The Company has the option to purchase the building on December 31, 1999 at the then fair market value by payment of 15% cash and the balance payable on a 30 year mortgage bearing interest at the 30 year treasury bond rate. If the option is not exercised, the Company is obligated to renew the lease for an additional 10 year term without rent escalation. The annual rental is $237,000 per year with the Company being responsible for property taxes, insurance, and other related expenses. During 1995 and 1996, the Company recorded $237,000 as rental expense per year.

As of December 31, 1996, the Company owed Roger Love $20,925 under a consulting and non-competition arrangement with the Company that expires December 1997. The terms of the arrangement call for the payment of $25,000 for services of up to 50 business days during the last year of the agreement.

On June 28, 1996, Mr Hiro Hiranandani, a director of the Company, and a company controlled by Messrs Lindsay Gillette and Peter Gillette, directors of the Company, loaned the Company $300,000 in exchange for term notes, due July 1, 1999, bearing interest at 9-1/2% per annum, payable quarterly. In addition, these investors received a total of 300,000 stock subscription warrants, with an exercise price of $1.00 per share, exercisable from July 1, 1998 through July 1, 2000. Further, as part of the compensation package for Mr Hiranandani, the new President and Chief Executive Officer, 377,999 stock subscription warrants were issued at prices ranging from $.33 to $.40 per share, with exercise periods ranging from June 1, 1996 through June 1, 2006. The Board of Directors repriced these stock subscription warrants to $.25 per share on February 13, 1997.

On June 28, 1996, a director, through an affiliated entity, restructured several notes payable into a $415,000 note payable in three years bearing interest at 9-1/2% per annum. The entity also received 100,000 stock subscription warrants with an exercise price of $1.00 per share exercisable beginning July 1, 1998 through July 1, 2001. The Board of Directors repriced these stock subscription warrants to $.25 per share on February 13, 1997.

As of December 31, 1996, the Company had outstanding principal and interest payable under its various note agreements with related parties and entities totaling $871,000 and stock subscription warrants outstanding as discussed above totaling 777,999. In addition, the Company owed Retrofit $181,000 for materials purchased in the ordinary course of business.

During the first quarter of 1997, the Company obtained additional financing from a related party and a related entity totaling $280,000. The debt is payable on February 1, 1998 and if the Company is unable to repay the obligation when due it is automatically extended for a period of one year and stock subscription warrants will be issued. The stock subscription warrants will have terms and conditions equivalent to the currently outstanding obligations and will be priced at the then existing market value.

                                    PART IV.

Item 13. Exhibit and Reports on Form 8-K:

a) None.
b) The following documents are filed as a part of this report:
         1. and 2. Financial Statements:


Index to Consolidated Financial Statements

* Report of Independent Public Accountant.
Consolidated Balance Sheets as of December 31, 1996 and 1995.
Consolidated Statements of Operations for the years ended December 31, 1996, 1995, and 1994. Consolidated Statements of Shareholders Equity for the years ended December 31, 1996, 1995, and 1994. Consolidated Statements of Cash flows for the years ended December 31, 1996, 1995, and 1994.

* Notes to Consolidated Financial Statements.

3. Exhibits: The following list of exhibits are incorporated by reference from the Registrant's Registration Statements on Form S-1 and S-8 filed under the Securities Act of 1933, as amended, it Registration Statement filed under the Securities Exchange Act of 1934, as amended, on Form 8-A and its Annual Report on Form 10-K dated December 31, 1986.

1.1-Form of Underwriting Agreement

1.2-Form of Underwriter's  Selling Agreement

3.1-Articles of Incorporation, as amended

3.2-By-Laws of Registrant, as amended

4.1-Specimen Common Stock Certificate of Registrant

4.2-Specimen Common Purchase Warrant

4.3-Form  of   Underwriter's   Unit  Purchase  Option  between   Registrant  and
Underwriter

4.4-Form of Warrant Agreement between Registrant and Warrant Agent, as amended

5.0-Opinion of Rapaport and Cascone

10.1-Form of Authorized Sales Representative Agreement between Registrant and its representatives

10.2-Form of Distributor Sales Agreement between Registrant and its distributors

10.3-Joint Venture Agreement between Registrant and Data Power Dear, C.A.

10.4-Joint Venture Agreement between Registrant and Brig. T.S. Grewal, dated October 16, 1985

10.5-Joint Venture Agreement between Registrant and Crotan Electronics, Ltd., dated November 5, 1986

10.6-Exchange of Stock between Registrant and Roger Love and Doris Love, dated April 28, 1983

10.7-Real Estate Lease between and among the Registrant and Roger Love and Doris Love, dated September 1, 1983

10.8-Real Estate Lease between and among the Registrant and Roger Love and Doris Love, dated January 1, 1985, and amendment

10.9-Real Estate Lease between Registrant and Jacques J. Hibbert, dated December 10, 1982

10.10-Promissory Note of Registrant issued to Roger Love, dated April 1, 1986

10.11-Promissory Note of Registrant issued to Doris Love, dated April 1, 1986

10.12-Loan Agreement between Registrant and Horizon Bank, N.A., dated March 28, 1986 and amendment dated May 1, 1986

10.13-Mortgage between and among New Jersey Economic Development Authority and the Hunterdon County National Bank, dated July 1, 1978

10.14-Promissory Note of Roger Love and Doris Love to Horizon Bank, N.A., dated March 28, 1986

10.15-Installment Sales Contract between and among Roger Love and Doris Love and the New Jersey Economic Development Authority, dated July 1, 1978

10.16-Assignment  of Sales Contract to Horizon Bank,  N.A., dated March 28, 1986

10.17-Employment  Agreement  between  Registrant and Roger Love,  dated March 1,
1976

10.18- Employment Agreement between Registrant and J. Robert Hoeffler, dated May 1, 1986

10.19-Incentive Stock Option Plan of the Registrant, as amended, and Form of Option Agreement

10.20-Supply Agreement between the Registrant and Superior Electric Company, dated August 1, 1986

The  following  list  of  exhibits  are   incorporated  by  reference  from  the
Registrant's Form 10-K for the fiscal year ended December 31, 1990:

2-Contract of Acquisition of Siltron Illumination, Inc.

99.1-Commitment letter of Chemical Bank, dated March 28, 1990

The  following  list  of  exhibits  are   incorporated  by  reference  from  the
Registrant's Form 10-KSB for the fiscal year ended December 31, 1992:

10.21-Employment Agreement of Roger Love, dated January 1, 1992

10.22-Employment   Agreement   of  Louis   Massad.   dated   January   1,   1992

10.23-Consulting   Agreement   of  Albert   Lange,   dated   February  24,  1992
22.0-Subsidiaries of the Registrant.

The  following  list  of  exhibits  are   incorporated  by  reference  from  the
Registrant's Form 10-KSB for the fiscal year ended December 31, 1993:

99.2-Commitment letter of Chemical Bank, dated March 29, 1993.

17.1-Letter of Resignation of Albert Lange from the Board of Directors, dated September 18, 1993.

99.3-Notice of Default, dated December 16, 1993.

The  following  list  of  exhibits  are   incorporated  by  reference  from  the
Registrant's Form 10-KSB for the fiscal year ended December 31, 1995:

10.24-$300,000 Convertible Debenture.

10.25-$700,000 Subordinated Note.

10.26-Consolidation and Modification of Lease Agreement.

10.27-Consulting and Non-Competitive Agreement with Roger Love.

10.28-Capitalization Agreement with Ready Mix (West Indies), Ltd.

The   following   list  of   exhibits   are  filed  as  part  of  this   report:

10.29-Resignation of Lindsay Gillette;

10.30-Employment Agreement of Hiro R. Hiranandani dated June 28, 1996;

10.31-Resignation Letter of Louis Massad;

10.32-Warrants issued by Registrant to Kenneth Rind;

10.33-Debt Restructuring Agreement between Registrant and Roger Love;

10.34-Debt Restructuring Agreement between Registrant and Doris Love;

10.35-Debt Restructuring Agreement between Registrant and Ready Mix (West Indies), Ltd. - Convertible Debenture;

10.36-Debt Restructuring Agreement between Registrant and Ready Mix (West Indies), Ltd. - Subordinated Note;

10.37-Debt Restructuring Agreement between Registrant and SouthernTech, Ltd.;

10.38-Debt Restructuring Agreement between Registrant and SouthernTech, Ltd.;

10.39-Warrants issued by Registrant to SouthernTech, Ltd.;

10.40-Promissory  Note between  Registrant  and Darby & Darby;

10.41-Promissory Note between Registrant and Hiro R. Hiranandani;

10.42-Promissory Note between Registrant and SouthernTech, Ltd.;

10.43-Extension of Warrants previously issued by Registrant to Rosenthal & Rosenthal;

10.44-Warrants issued by Registrant to Hiro R. Hiranandani;

10.45-Warrants issued by Registrant to Albert Roth;

10.46-Lease Modification Agreement between Registrant and Roger Love and Doris Love;

10.47-NOT USED;

10.48-Debt Restructuring Agreement between Registrant and Hiro Hiranandani;

10.49-Promissory Note between Registrant and SouthernTech, Ltd.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMPUTER POWER, INC.


                                            By:/s/ Hiro R. Hiranandani
                                             -----------------------------
                                            Hiro R. Hiranandani, President

Dated: March 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

March 27, 1997
By:/s/ Hiro R. Hiranandani
---------------------------------
Hiro R. Hiranandani, President (CEO) and Director

/s/ Thomas E. Marren, Jr.
---------------------------------
Thomas E. Marren, Jr., Vice President and Chief Financial Officer, Secretary

/s/ Lindsay Gillette
---------------------------------
Lindsay Gillette, Chairman of the Board of Directors

/s/ Peter Gillette                              /s/  Clarence Wilcox
---------------------------------           ----------------------------------
Peter Gillette, Director                             Clarence Wilcox, Director

/s/ Roger Love                                    /s/   Kenneth Rind
---------------------------------           ----------------------------------
Roger Love, Director                                    Kenneth Rind, Director

/s/ Richard Hobday
---------------------------------
Richard Hobday, Director

                       Computer Power Inc. And Subsidiary


            Consolidated Financial Statements As Of December 31, 1996


                                  Together With


                    Report Of Independent Public Accountants

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Computer Power Inc.:


We have audited the accompanying consolidated balance sheet of Computer Power Inc. (a New Jersey corporation) and subsidiary as of December 31, 1996, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computer Power Inc. as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                        /s/ Arthur Andersen LLP
                                                       ------------------------
                                                            ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 26, 1997

                       COMPUTER POWER INC. AND SUBSIDIARY


                 CONSOLIDATED BALANCE SHEET -- DECEMBER 31, 1996

                                     ASSETS


CURRENT ASSETS:
   Cash                                                                                    $68,519
   Accounts receivable, less allowance of $253,956 for
     doubtful accounts in 1996 (Note 2)                                                  1,354,890
   Inventories (Notes 1 and 2)                                                           1,538,358
   Prepaid expenses and other current assets                                                75,385
                                                                                   ----------------

                Total current assets                                                     3,037,152
                                                                                   ----------------

PROPERTY AND EQUIPMENT, at cost (Note 1):
   Machinery, equipment, vehicles and furniture                                          1,070,377
   Leasehold improvements                                                                  333,274
                                                                                   ----------------

                                                                                         1,403,651

   Less-Accumulated depreciation and amortization                                       (1,140,168)
                                                                                   ----------------

                                                                                           263,483
                                                                                   ----------------

                                                                                        $3,300,635
                                                                                   ================
                                         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES AND DEFERRED REVENUE:
   Notes and other debt payable (Note 2)                                                  $874,240
   Current maturities of long-term debt (Note 2)                                           257,146
   Accounts payable                                                                      1,110,224
   Accrued liabilities                                                                     888,048
   Deferred revenue                                                                        372,683
                                                                                   ----------------

                Total current liabilities and deferred revenue                           3,502,341
                                                                                   ----------------

LONG-TERM DEBT (Note 2)                                                                  1,732,854
                                                                                   ----------------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' DEFICIT (Notes 2 and 4):
   Preferred stock, par value $.01 per share; 2,000,000 shares authorized;  none issued 0 Common stock, par value $.01 per share; 5,000,000 shares authorized;
     2,602,700 shares outstanding                                                           26,027
   Capital in excess of par value                                                        3,757,119
   Accumulated deficit                                                                  (5,643,018)
   Treasury stock, 24,400 shares, at cost                                                  (74,688)
                                                                                   ----------------

                                                                                        (1,934,560)
                                                                                   ----------------

                                                                                        $3,300,635
                                                                                   ================

The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

                       COMPUTER POWER INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995




                                                                1996                 1995
                                                           ----------------    -----------------
NET SALES                                                $ 10,838,816                $13,063,017

COST OF SALES                                               9,600,397                  9,394,524
                                                         ------------                -----------

                Gross profit                                1,238,419                  3,668,493
                                                         ------------                -----------

OPERATING AND OTHER EXPENSES (Notes 2, 5 and 6):
     Selling expenses                                       1,589,243                  1,950,986
     General and administrative expenses                    1,137,294                  1,033,393
     Interest expense, net                                    403,533                    378,776
                                                         ------------                -----------

                                                            3,130,070                  3,363,155
                                                         ------------                -----------

                Net (loss) income                        ($ 1,891,651)               $   305,338
                                                         ============                ===========

NET (LOSS) INCOME PER SHARE (Note 1)                     ($       .73)               $       .12
                                                         ============                ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (Note 1)                2,578,300                  2,490,966
                                                         ============                ===========




The accompanying notes to consolidated financial statements are an integral part of these statements.

                       COMPUTER POWER INC. AND SUBSIDIARY


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                   Capital in                                                     Total
                                   Common          Excess of           Accumulated         Treasury           Shareholders'
                                   Stock           Par Value             Deficit            Stock                Deficit
                                -------------    ---------------     ----------------    -------------      ------------------

BALANCE, December 31, 1994         $25,097         $3,797,349         ($4,056,705)        ($151,188)             ($385,447)

   Exercise of stock
     options (Note 4)                  680             26,520                   0                 0                 27,200
   Reissuance of treasury
     stock (25,000 shares)             250            (66,750)                  0            76,500                 10,000
   Net income -- 1995                    0                  0             305,338                 0                305,338
                                 ------------     -------------      ---------------     -------------       ---------------
BALANCE, December 31, 1995          26,027          3,757,119          (3,751,367)          (74,688)               (42,909)
   Net loss -- 1996                      0                  0          (1,891,651)                0             (1,891,651)
                                 ------------     -------------      ---------------     -------------       ---------------
BALANCE, December 31, 1996         $26,027         $3,757,119         ($5,643,018)         ($74,688)           ($1,934,560)
                                 ============     =============      ===============     =============       ===============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       COMPUTER POWER INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                           1996                 1995
                                                                                      ----------------    -----------------

CASH USED FOR OPERATING ACTIVITIES:
   Net (loss) income                                                                     ($1,891,651)            $305,338
   Adjustments to reconcile net income (loss) to
   cash used for operating activities-
     Depreciation and amortization                                                            67,874               35,613
     Writedown of assets                                                                     136,000                    0
     Provision for doubtful accounts                                                          66,270              100,400
     Changes in assets and liabilities-
        Accounts receivable                                                                  992,632             (419,508)
        Inventories                                                                        1,050,723             (689,281)
        Prepaid expenses and other current assets                                            174,956               65,945
        Other noncurrent assets                                                                    0             (122,875)
        Accounts payable                                                                    (795,795)             343,892
        Accrued liabilities and deferred revenue                                             612,024              (57,100)
                                                                                      ----------------    -----------------
                Cash provided by (used for) operating activities                             413,033             (437,576)
                                                                                      ----------------    -----------------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES --
   Capital expenditures                                                                      (79,077)             (67,938)
                                                                                      ----------------    -----------------
                Cash used for investing activities                                           (79,077)             (67,938)
                                                                                      ----------------    -----------------
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from issuance of new debt                                                        485,558           13,861,663
   Repayments of debt                                                                       (750,995)         (13,496,599)
   Reissuance of treasury stock                                                                    0               10,000
   Exercise of stock options                                                                       0               27,200
                                                                                      ----------------    -----------------
                Cash (used for) provided by financing activities                            (265,437)             402,264
                                                                                      ----------------    -----------------
                Increase (decrease) in cash                                                   68,519             (103,250)

CASH, beginning of year                                                                            0              103,250
                                                                                      ----------------    -----------------
CASH, end of year                                                                            $68,519                   $0
                                                                                      ================    =================







SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
     Interest paid                                                                          $268,968            $334,055
                                                                                      ================    =================



The accompanying notes to consolidated financial statements are an integral part of these statements.

                       COMPUTER POWER INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)  SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES:

       Description of Business-

         Computer  Power  Inc.  designs,  manufactures,  markets,  and  services
         products  in  three  distinct  market   categories:   energy  efficient
         lighting, power protection systems and emergency lighting.

       Principles Of Consolidation-

         The consolidated financial statements include the accounts of Computer Power Inc. (the Company) and its wholly-owned subsidiary, Uninterruptible Power Systems, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         In addition, the Company owns a 20% interest in Retrofit, Ltd. under the jurisdiction of Trinidad and Tobago, West Indies, which is carried at no value.

       Use of Estimates-

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Accounting for Impairment of Long-Lived Assets-

         During 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that if certain events or changes in circumstances indicate that the carrying value of long-lived assets, identifiable intangibles and goodwill may not by recoverable, an entity must estimate undiscounted future cash flows expected to result from the use or sale of the asset and record an impairment for the amount by which the carrying value exceeds the discounted fair value. The adoption of this standard has resulted in the write-off of $136,000 in patents in 1996.

       Inventories-

         Inventories, which include material, labor and manufacturing overhead costs, are stated at the lower of cost (first-in, first-out basis) or market and consist of-

            Raw material                        $679,085
            Work in process                      557,772
            Finished goods                       301,501
                                           ---------------

                                              $1,538,358
                                           ===============

       Property and Equipment-

         Property and equipment are recorded at cost. Depreciation is recorded primarily on a straight-line basis over estimated useful lives as follows-

            Vehicles                                      3 years
            Computer equipment under capital leases       5 years
            Furniture and fixtures                        5-7 years
            Machinery and equipment                       5-10 years

         Leasehold improvements are amortized over the life of the lease or their estimated useful lives, whichever is shorter.

       Deferred Revenue-

         Sales are generally recorded upon shipments of products. Deferred revenue represents goods shipped, billed and paid for by a customer who has the right of return if the goods are not sold. In such cases the Company recognizes revenue when that customer completes its sale. Deferred revenue also includes customer advances.

       Net (Loss) Income Per Share-

         The weighted average number of shares used in computing net (loss) income per share was 2,578,300 in 1996 and 2,490,966 in 1995. The stock option grants and warrants to purchase common stock discussed in Note 4 have been excluded from this computation since their effect is either immaterial or antidilutive.

       Reclassifications-

         Certain   reclassifications   have  been  made  to  the  prior   year's
         consolidated financial statements to conform to the current year presentation.

(2)  DEBT:

       At December 31, 1996, notes payable and other current debt include amounts due to related parties and other lenders as follows-

          Subordinated, unsecured notes payable to an
             officer due October 31, 1997 bearing interest at 10%                                          $52,000
          Subordinated, unsecured demand note payable to
             an officer, bearing interest at 8%                                                            144,943
          Subordinated, unsecured note bearing interest at 12%,
             amortized in monthly installments of $3,998                                                    15,640
          Revolving credit agreement maturing December 31, 1997, bearing interest at prime (8.5% at December 31, 1996) plus 3.5%, secured by
             receivables, inventory, machinery and equipment                                               661,657
                                                                                                    ----------------

                          Total notes and other debt payable                                              $874,420
                                                                                                    ================

       Long-term debt consisted of the following at December 31, 1996-

          Term loan,  bearing interest at prime (8.5% at December 31, 1996) plus
             3.5%, secured by receivables and inventory maturing in
             monthly installments of $10,000 per month                                                    $275,000
          Subordinated, unsecured notes to a related entity bearing
             interest at 9.5%, with quarterly interest payments                                            565,000
          Subordinated, unsecured notes payable to a director due July 1, 1999,
             bearing interest at 9.5%, with quarterly interest payments                                    150,000
          Subordinated note, due to Ready Mix Ltd. (RMC) a corporation organized and existing under the jurisdiction of Tobago, bearing interest
             at prime (8.5% at December  31,  1996) plus 4%,  payable in monthly
             700,000 installments of $19,444 plus interest from September 1997
          Convertible  debenture,  due to RMC, bearing interest at 9.5%, payable in monthly installments plus interest from July 1, 1997
             until November 2000                                                                           300,000
                                                                                                    ----------------

                                                                                                         1,990,000
          Less- Current maturities                                                                         257,146
                                                                                                    ----------------

                            Long-term debt                                                              $1,732,854
                                                                                                    ================

         (a) The revolving credit agreement provides for maximum borrowings of 80% of eligible accounts receivable, as defined. The maximum amount, including any amounts outstanding under the term loan, is $2,000,000.

       The aggregate maturities of long-term debt are as follows-

         1997             $257,146
         1998              485,198
         1999            1,023,328
         2000              224,328

       During the fourth quarter of 1996 and continuing into 1997, the Company discussed the payments of debt service with all debtholders except for the revolving credit and term loans. The Company was able to defer certain of its debt service payments which at the end of 1996 would have been due and payable in the amounts of $26,250 principal and $193,254 interest.

       During the first quarter of 1997, the Company obtained additional financing from a related party and a related entity totaling $280,000.

(3)  INCOME TAXES:

       A reconciliation of the consolidated provision for income taxes in the accompanying statements of operations to that which would be computed at the U. S. statutory rate is as follows-

                                                                                        1996              1995
                                                                                    --------------    --------------

          Tax (benefit) provision at statutory rate                                    ($640,158)         $104,000
          Provision for valuation allowance or (utilization of
             tax credits                                                                 640,158          (104,000)
                                                                                    --------------    --------------

          Income tax provision recorded in the financial statements                           $0                $0
                                                                                    ==============    ==============

       Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The components of the deferred tax asset at December 31, 1996 are as follows-

          Reserve for slow moving inventory                  $124,000
          Allowance for doubtful accounts                     175,000
          Depreciation                                         85,000
          Accrued warranty costs                               55,000
          Accrued vacation                                      5,000
          Operating loss carryforwards                      2,114,000
                                                       ----------------

                                                            2,558,000

          Less- Valuation allowance                        (2,558,000)
                                                       ----------------

                          Net deferred tax asset                   $0
                                                       ================

       In accordance with SFAS 109, the Company has evaluated its ability to realize tax benefits associated with its temporary differences and operating loss carryforwards. Based on its operating history, the Company has provided a valuation allowance of 100% against the estimated tax benefits associated with the operating loss carryforwards and other temporary differences.

       At December 31, 1996,  the Company has operating  loss  carryforwards  of
       approximately   $5,801,000  for  income  tax  return  purposes  that  are
       available to offset future taxable income through 2009.

(4)  SHAREHOLDERS' EQUITY:

       Stock Options-

         Under the Company's pre-1996 stock option plan, options for the purchase of up to 500,000 common shares could be granted to officers and other key employees at prices no less than the fair market value of the shares on the date of grant. The plan gave the Company the right to repurchase the options at a price equal to the difference between the exercise price and market price of the shares at the date the employee elects to exercise the options. All options have a term of ten years and are exercisable in equal installments over the five-year period beginning from the date of grant. As of December 31, 1996, 148,000 shares of the Company's authorized but unissued common stock were reserved for the potential issuance of stock options.

         On January 6, 1997, the Company's stockholders approved a 1996 stock option plan with the same terms and conditions as the pre-1996 plan. On that date 195,000 options were granted at a price of $.25 per share.

A summary of the activity in options under the stock option plan is as follows-


                                                     Shares Under             Price
                                                        Option              Per Share
                                                  -------------------    -----------------
            Outstanding at December 31, 1994
               (Exercisable 170,600 shares)              362,000               $.40
                 Issued                                   25,000                .40
                 Exercised                               (68,000)               .40
                 Expired                                 (24,000)               .40
                                                     --------------         ----------
            Outstanding at December 31, 1995
               (Exercisable 127,000 shares)              295,000                .40
                 Issued                                        0                   0
                 Expired                                 (62,000)               .40
                                                     --------------         ----------
            Outstanding at December 31, 1996
               (Exercisable 148,000 shares)              233,000               $.40
                                                     ==============         ==========

       Warrants-

         Pursuant to Board of Directors' minutes dated June 21, 1996, 778,000 warrants to purchase shares of the Company's common stock were granted to two members of the Board of Directors at varying prices ranting from $.33 to $1.00. In addition, at the same meeting 25,000 warrants to purchase shares of the Company's common stock were granted to an outside shareholder for consulting services at an exercise price of $1.00. On February 13, 1997, all warrants issued subsequent and including June 1, 1996 were repriced to $.25 per share. As of December 31, 1996 and 1995 total warrants outstanding were 1,083,000 and 280,000, respectively. A total of 250,000 warrants will expire in 1997 as follows: 150,000 in November 1997 and 100,000 in December 1997. The warrants granted in 1996 have expiration dates ranging from the year 2001 through 2006.

         The Company maintains an Incentive Stock Option Plan (the "Plan") which reserves shares of the Company's common stock for issuance to Company officers, key employees and other eligible persons as determined by the Board of Directors, In 1996, the Company adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." In 1996 and 1995, no options were granted but 43,000 and 91,000 previously granted options, respectively, vested. In addition, the Company granted 802,999 warrants on June 28, 1996. These warrants become exercisable ratably beginning at the date of grant and ending on various dates from July 1, 2001 through July 1, 2006. Had compensation expense for the warrants and the options which vested in 1996 and 1995 under the Company's plan been determined based on the fair value at the grant date in 1994, commensurate with the provisions of SFAS No. 123, the Company's net income and loss and earnings per share for 1996 and 1995, respectively, would have been reduced to the pro forma amounts indicated below-

                                        1996               1995
                                  -----------------    -------------

            Net income-
               As reported            ($1,891,000)         $305,000
               Pro forma               (2,143,000)          293,000

            Earnings per share-
               As reported              ($0.73)            $0.12
               Pro forma                 (0.83)             0.12

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for vestings in 1996 and 1995: dividend yield of 0%; expected volatility of 88%; risk-free interest rate of 7.84% and expected lives of 10 years.

         The prices of the options granted pursuant to the Plan will not be less than 100% of the fair market value of the shares on the date of grant. No award will be exercisable after 10 years from the date of grant. Grants will vest at the rate of 20% per year starting the year after the original grant date.

(5)  COMMITMENTS AND CONTINGENCIES:

       The Company rents its office and plant facilities from its former principal shareholders under a noncancellable operating lease expiring in 1999. Property taxes, insurance and other related expenses are paid by the Company. Upon the expiration of the lease in 1999, the Company has the option to purchase the facilities. If the Company does not exercise its option, it will be obligated to renew the lease for an additional ten years.

       The minimum annual rentals under the terms of the lease were as follows as of December 31, 1996-

           1997             $237,000
           1998              237,000
           1999              237,000

       Rental expense amounted to $237,000 and $237,000 in 1996 and 1995, respectively.

(6)  BENEFIT PLAN:

       The Company maintains a 401(k) plan which covers all eligible employees. Participants may elect to contribute up to 20% of their annual compensation, as defined, not to exceed the applicable limitations under the Internal Revenue Code. The Company provides a matching contribution of 25% of participant contributions, up to a maximum of 8% of the participant's compensation. Total 401(k) expense was $21,000 and $28,000 for the years ended December 31, 1996 and 1995, respectively.

(7)  SUBSEQUENT EVENTS:

       On January 6, 1997, the Company's Shareholders authorized an increase in the authorized shares of common stock from 5,000,000 to 12,000,000.