Form 10QSB
period 1997-03-31
COMPUTER POWER INC
filed 1997-05-15
CIK 792986

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending March 31, 1997
                           Commission File No. 33-5347

                              COMPUTER POWER, INC.
        (Exact name of small business issuer as specified in its Charter)

          New Jersey                                      22-1981869
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

               124 West Main Street, High Bridge, New Jersey          08829
--------------------------------------------------------------------------------
                 (Address of principal or executive office)        (Zip Code)

                                 (908) 638-8000
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the prior twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES
(X); NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date prior to filing: May 12, 1997; $0.01 par value per share; 2,602,700 shares of Common Stock.

                                 Index on Page 2
                           Total number of pages - 13

                       COMPUTER POWER, INC. & SUBSIDIARY

                                    INDEX

Part I       Basis of Presentation of Financial Statements ..........................  3

             BALANCE SHEETS
                As of March 31, 1997 and December 31, 1996 ..........................  4

             STATEMENTS OF OPERATIONS for the three months ended
                March 31, 1997 and 1996 .............................................  5

             STATEMENTS OF CASH FLOWS for the three months ended
                March 31, 1997 and 1996 .............................................  6

             Notes to Financial Statements ..........................................  7

             Management's Discussion and Analysis of the results of operations and financial condition ............................................. 10

Part II      Other Information ...................................................... 12

             Signatures ............................................................. 13

                       COMPUTER POWER, INC. & SUBSIDIARY

                         PART I - FINANCIAL INFORMATION

                  BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

         The financial statements set forth herein are unaudited but, in the opinion of the Company, all adjustments necessary to present fairly the financial position and the results of operations for these periods have been made.

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB for quarterly reports under
Section 13 or 15(d) of the Securities Act of 1934, and therefore do not include all information and footnotes necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

         The financial information included in this report has been prepared in conformity with the accounting principles and methods of those principles reflected in the financial statements included in the Form 10-KSB as filed with the Securities and Exchange Commission. Reference should be made to the notes to the financial statements included in the Company's Form 10-KSB for a description of significant accounting policies, commitments and other pertinent financial information.

                        COMPUTER POWER, INC. & SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996

                                                                      March 31      December 31
                                                                        1997            1996
ASSETS                                                               (Unaudited)
---------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and Cash Equivalents                                       $    77,577   $     68,519
   Accounts Receivable, less allowances of $211,840
   at March 31, 1997 and $253.956 at Decemher3l, 1996                1,592,062      1,354,890
   Inventories                                                       1,248,820      1,538,358
   Prepald Expenses and Other Current Assets                            65,584         75,385
                                                                   --------------------------
                       Total Current Assets                          2,984,043      3,037,152


PROPERTY PLANT AND EQUIPMENT, at cost
   Machinery, equipment and furniture                                1,088,452      1,070,377
    Leasehold Improvements                                             333,274        333,274
                                                                   --------------------------
                                                                     1,421,727      1,403,651

   Less: Accumulated Depreciation and Amortization                  (1,153,783)    (1,140,168)
                                                                   --------------------------
                      Net Property, Plant and Equipment                267,944        263,483


TOTAL ASSETS                                                       $ 3,251,987   $  3,300,635
                                                                   ==========================

LIABILITIES AND SHAREHOLDERS' DEFICIT
---------------------------------------------------------------------------------------------
CURRENT LIABILITIIES

    Notes and Other Debt Payable                                   $ 1,103,026   $    874,240

    Current maturities of long Term Debt                               345,174        257,146

    Accounts Payable                                                 1,111,303      1,110,224

    Accrued Liabilities                                                970,137        888,048

    Deferred Revenue                                                   196,999        372,683
                                                                   --------------------------
              Total Current Liabilities & Deferred Revenue           3,726,638      3,502,341

LONG TERM DEBT                                                       1,614,826      1,732,854
                                                                   --------------------------
                         Total Liabilities                           5,341,464      5,235,195

SHAREHOLDER DEFICIT

    Preferred Stock, par value $0.01 per share; 2,000,000 shares
      authorized, none issued                                             --             --
    Common Stock, par value $0.01 per share; 12,000,000 shares authorized; 2,602,700 shares outstanding at March 31,
      1997 and at December 31, 1996                                     26,027         26,027
    Capital in excess of par                                         3,757,119      3,757,119
    Accumulated Deficit                                             (5,797,935)    (5,643,018)
    Treasurey Stock, 24,400 shares, at cost at March 31, 1997
      and December 31, 1996                                            (74,688)       (74,688)
                                                                   --------------------------
                         Total Equity                               (2,089,477)    (1,934,560)
                                                                   --------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $ 3,251,987   $  3,300,635
                                                                   ==========================

         The accompanying notes to consolidated financial statements are an integral part of these financial statements. The December 31, 1996 results are derived from audited financial statements.

                       COMPUTER POWER, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                  THREE MONTHS ENDED
                                                       March 31
                                               1997           1996
                                            ==========================
NET SALES                                   $ 2,569,861    $ 2,941,763

COST OF SALES                               $ 2,033,526    $ 2,090,383
                                            --------------------------
      Gross Profit                              536,335        851,380
                                            --------------------------

OPERATING AND OTHER EXPENSES
  Selling Expenses                              345,598        409,236
  General and Administrative Expenses           258,966       280,744s
  Interest Expense, net                          86,688         92,866
                                            --------------------------
                                                691,252        782,846
                                            --------------------------
     Net (loss) income                      $  (154,917)   $    68,534
                                            ==========================
PRIMARY EARNINGS PER SHARE (Note 6)         $     (0.06)   $     (0.02)
                                            ==========================
PRIMARY WEIGHTED AVERAGE SHARES
   OUTSTANDING                                2,578,300      2,831,837
                                            ==========================

FULLY DILUTED EARNINGS PER SHARE (Note 6)           N/A    $      0.02

FULLY DILUTED WEIGHTED AVERAGE SHARES
         OUTSTANDING                                N/A      2,831,837


         The accompanying notes to consolidated financial statements are an integral part of these financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                       March 31
                                                                -----------------------
                                                                1997           1996
                                                                =======================
CASH PROVIDED BY (USED) FOR OPERATING ACTIVITIES:

Net (Loss) Income                                               $ (154,917)  $   68,534

Adjustments to reconcile net (loss) income to cash provided by (used for) operating activities

Depreciation & Amortization                                         13,615       10,981
Changes in Current Assets & Liabilities
   Accounts Receivable                                            (237,172)      97,853
   Inventories                                                     289,538      235,276
   Prepaid Expenses & Other Current Assets                           9,801       67,844
   Accounts Payable                                                  1,079     (394,246)
   Accrued Liabilities & Deferred Revenue                          (93,595)     198,455
                                                                -----------------------
     Cash provided by (used for) Operating Activities             (171,651)     284,697

CASH USED FOR INVESTING ACTIVITIES:

Capital Expenditures                                               (18,075)      (2,928)
                                                                -----------------------
            Cash used for Investing Activities                     (18,075)      (2,928)

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:

  Proceeds from issuance of debt                                   270,385       25,000
  Repayment of debt                                                (71,601)    (234,199)
                                                                -----------------------
    Cashed provided by (used for) Financing Activities             198,784     (209,199)
                                                                -----------------------

INCREASE IN CASH & CASH EQUIVALENTS:                                 9,058       72,570

CASH & CASH EQUIVALENTS, beginning of period                        68,519         --
                                                                -----------------------

CASH & CASH EQUIVALENTS, end of period                              77,577       72,570
                                                                =======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Income Taxes Paid                                                   --           --
  Interest Paid                                                 $   33,413   $   49,250


            The accompanying notes to consolidated financial statements are an integral part of these financial statements

                       COMPUTER POWER, INC. & SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

Note 1: The financial information as of March 31, 1997 and the three months ended March 31, 1997 are unaudited but, in the opinion of the Company, all adjustments necessary to present fairly the financial position and the results of operations for these periods have been made. Reference should be made to the notes to the financial statements included in the Company's Form 10-KSB for a description of significant accounting policies, commitments and other pertinent financial information.

Note 2: Inventories, which include material, labor and manufacturing overhead costs, are stated at the lower of cost (on a first in, first out basis) or market.

Note 3: At March 31, 1997, and December 31, 1996, notes payable and other current debt included amounts due to related parties and other lenders as follows:

                                                                       March 31   December 31
                                                                         1997        1996
                                                                    ======================
1.  Subordinated, unsecured notes payable to a director and a
      related party, due October 31, 1997, bearing inter$st at 10%    $   52,000    52,000

2.  Subordinated, unsecured demand note payable to a related
     party, bearing interest at 8%                                       144,943   144,943

3.  Subordinated, unsecured note payable, bearing interest at
      12%, amortized in monthly installments of $3,998 plus
      interest, due April 30, 1997                                         3,959    15,640

4.  Subordinated, unsecured note payable to a related entity,
      bearing interest at 10%, due February 1, 1998                      250,000      --

5.  Subordinated, unsecured note payable to an officer, bearing
      interest at 10%, due February 1, 1998                               20,885      --

6.  Subordinated, unsecured note payable to a director and a related party, bearing interest at 10%, due in installments
      beginning July, 1997                                                 9,000      --

7.  Revolving credit agreement maturing December 31, 1997,
      bearing interest at prime plus 3.5%, secured by all assets of
      the Company                                                        622,239   661,657
                                                                    ----------------------
    Total Notes and Other Debt Payable                                 1,103,026   874,240
                                                                    ======================

    Long-term debt consisted of the amounts on the following page at March 31, 1997 and December 31, 1996:

                       COMPUTER POWER, INC. & SUBSIDIARY

                                                                    March 31      December 31
                                                                      1997           1996
                                                                  ---------------------------
1.  Term loan, maturing in 1997, bearing interest at prime plus
      3.5%, payable in monthly installments of $10,000 plus
      interest, secured by receivables, inventory, machinery
       and equipment                                                 245,000          275,000

2.  Subordinated, unsecured note, payable to an officer,
      due July 1, 1999, bearing interest at 9.5%, payable
      quarterly                                                      150,000          150,000

3.  Subordinated, unsecured notes, payable to a related entity, due July 1, 1999, bearing interest at 9.5%, payable
      quarterly                                                      565,000          565,000

4.  Subordinated note, bearing interest at prime plus 4%,
      payable in monthly installments of $19,444 plus
      interest from September 1997 through August 2000               700,000          700,000

5.  Subordinated note, bearing interest at 9.5%, payable
      in monthly installments of $6,250 plus interest from
      July 1997 through November 2000                                300,000          300,000
                                                                  ---------------------------

                   Total Long Term Debt                            1,960,000        1,990,000

    Less: Current Portion                                            345,174          257,146
                                                                  ---------------------------

                    Net Long Term Debt                            $1,614,826        1,732,854
                                                                  ===========================

        The revolving credit agreement provides for maximum borrowings of eighty percent (80%) of eligible defined accounts receivable. The maximum amount, including any amounts outstanding under the term loan, is $2,000,000. See Item 5, Part II of this document for discussion of changes in the lending agreement with the Company's asset based lender.

Note 4. At March 31, 1997, the Company had 1,276,938 stock subscription warrants and 410,000 stock options outstanding. The stock subscription warrants are exercisable at various prices ranging from $0.25 to $1.00 per share. The exercise period for the warrants ranges from June 1, 1996, through June 1, 2006. The stock options were issued under an approved stock option plan at market prices at the time of issue. At March 31, 1997, no warrants and no options were determined to be common stock equivalents because the average market price for the first quarter of 1997 was lower than the exercise price of the warrants and options.

Note 5. The Company owns a 20% interest in Retrofit, Ltd. ("Retrofit"), of Trinidad, West Indies. Retrofit began manufacturing LED sub-assemblies for the Company's Astralite business unit in 1996. The Company's entire investment consisted of a license of its patented LED retrofit technology. This investment is carried at no value. The majority interest in Retrofit is owned by a related party.

Note 6. Earnings per Share - Fully diluted earnings per share for the first quarter of 1997 were not calculated since the results would have been anti-dilutive.

        The Company plans to adopt SFAS No. 128, "Earnings per Share," which becomes effective December 15, 1997. On that basis, the Company's reported earnings per share for the periods reported upon would be as follows:

                                                                          March 31
                                                          --------------------------------------
Per Share Amounts                                                1997               1996
                                                          --------------------------------------
  Primary Earnings Per Share, as Reported                  $      (0.06)      $        0.02
  SFAS 128 Adjustment                                                --                0.01
                                                          --------------------------------------
  Basic Earning Per Share                                  $      (0.06)      $        0.03
                                                          ======================================

  Fully Diluted Earnings Per Share, as Reported                   N/A         $        0.02
  SFAS 128 Adjustment                                                                    --
                                                          --------------------------------------
  Diluted Earnings Per Share                                      N/A         $        0.02
                                                          ======================================

   For 1997, there is no calculation for Fully Diluted or Diluted EPS because it would be anti-dilutive. In addition, the average market price for the
      Company's securities in thefirst quarter of 1997 was lower than the exercise price of the Company's Stock Options and Warrants.

                       COMPUTER POWER, INC. & SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND OPERATING RESULTS

1. REVENUES

         For the three months ended March 31, 1997, net sales were about $2,570,000 compared to about $2,942,000 for the first quarter of 1996, or a 12.6% reduction. First quarter 1996 sales for the Power Protection business unit included a significant one time sale for a major construction project. Excluding this one time event, 1997 sales declined by about 4% as compared to 1996. The Power Protection business unit is facing about the same level of competition it faced in 1996, but the Astralite business unit is facing significantly more competitive pressure, even though it did show a sales increase as compared to the first quarter of 1996. The Company has initiated several programs to increase sales. In February, 1997, the Power Protection business unit hired a senior development engineer and restructured the engineering department to improve new product development. In addition, in early 1997, the Field Service business unit invested in a service management software program in order to improve service revenue. This system is expected to go on line in the near future. The Astralite business unit has added new salesmen to improve sales. Sales of some Astralite products may be impacted by the new Underwriters Laboratory requirements that become effective in August, 1997, however, Astralite is developing a new product line to meet the new requirements.

2. COST OF SALES

         Cost of sales for the first quarter was $2,027,051, or 78.9% of sales in 1997 as compared to $2,090,383 or 71.1% of sales in 1996. The increase in cost of sales was, to a large extent, due to a change in product mix which increased the cost of materials and to an increase in the cost of quality including the hiring of a Director of Total Quality during the fourth quarter of 1996. The Company is committed to using Total Quality Management (TQM) in all of its processes in order to improve product quality and, in the longer term, to reduce its total cost. As an example, the Power Protection unit initiated a cell manufacturing concept in order to increase employee involvement and accountability for product quality and cost. In addition, the Company's Astralite product manufacturing processes were streamlined.

3. OPERATING AND OTHER EXPENSES

         Selling expenses for the first quarter of 1997 were $63,500, or 15.5%, lower than the first quarter of 1996. During the first quarter of 1996, the Company incurred sales commission expenses of around $70,000 more than in the same period of 1997. The Company continues to closely monitor its sales and marketing investment.

         General and administrative expenses were approximately $265,000 in the first quarter of 1997, compared to about $281,000 in the first quarter of 1996. Administrative headcount has been reduced in 1997, and the Company has taken other steps to reduce administrative expenses.

         Interest expense in the first quarter of 1997 was $86,688 or about $6,200 lower than the first quarter of 1996. The reduction of interest expense primarily resulted from replacing debt to the Company's asset based lender, with effective interest rates in excess of 14%, with debt from related parties, at rates of 10% or less.

                       COMPUTER POWER, INC. & SUBSIDIARY


4. LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company's investment in assets was about $3,251,000 or about $49,000 less than at December 31, 1996. The change in assets was due to a $237,000 increase in accounts receivable on a sales increase over the fourth quarter of 1996 (up 7%) and an increase in Days Sales Outstanding
(DSO) from an average of 58 days to an average of 62 days. This increase was more than offset by a $289,000 decrease in inventory, as the Company continued with its inventory management programs begun in the fourth quarter of 1996. The change in liabilities and stockholder's equity reflects a $270,500 increase in bridge financing provided by a related entity and an officer of the Company, that was essentially used to finance the first quarter's net loss and to pay down financing from the asset based lender.

         The Company has two raw material suppliers, one of which is a related party, that provide extended payments terms. As of March 31, 1997, these vendors were owed a total of about $408,000, of which about $268,000 was outstanding as a result of those terms.

         During February 1997, the Company arranged additional bridge financing from a related entity and an officer of the Company totaling $280,000. By early May, 1997 the full amount of the financing had been provided to the Company. The new financing provides for a one year term loan maturing February 1, 1998. Should the Company be unable to pay down the obligation when due, warrants to purchase Company stock will be issued in exchange for a one year payment extension.

         The Company anticipates that the funding sources available to it, which to a significant extent depends on the revolving credit and inventory term loan arrangement (See Part II, Section 5), should be sufficient to cover operating cash requirements for the foreseeable future.

         As a result of the foregoing, the Company lost $154,917 in the first three months of 1997, or ($0.06) per share, as compared to a profit of $68,534 or $0.02 per share in the similar period last year. There were 2,578,300 and 2,831,837 fully diluted weighted average common shares outstanding in each period, respectively, after considering the dilutive effects of outstanding options and warrants. For the three months ended March 31, 1997, the effects of options and warrants were not considered when calculating fully diluted earnings per share, since the results would have been anti-dilutive.




                    BALANCE OF PAGE INTENTIONALLY LEFT BLANK

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:
        ------------------

                  None.

ITEM 2. CHANGE IN SECURITIES:
        ---------------------

                  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:
        --------------------------------

                  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
        ----------------------------------------------------

                  The Company held it's annual meeting on January 6, 1997 at its offices in High Bridge, New Jersey. At that meeting, the security holders:

1. Elected the Board of Directors:              For            Against  Abstain
                                                ---------    ---------  -------
         H. Hiranandani                         1,938,498         0        0
         L. Gillette                            1,938,498         0        0
         P. Gillette                            1,938,498         0        0
         C. Wilcox                              1,938,498         0        0
         R. Love                                1,882,258    56,200        0
         K. Rind                                1,938,498         0        0
         R. Hobday                              1,938,498         0        0

2. Increased the authorized common stock from
   5,000,000 to 12,000,000:
                                                1,131,050   767,598   39,850
3. Approved a new Employee Stock Option Plan:
                                                1,426,349   490,299   21,850
4. Re-appointed Arthur Andersen & Co. as the
   Company's outside auditors
                                                1,938,498         0        0

ITEM 5. OTHER INFORMATION:
        ------------------

         On May 6, 1997, the Company's asset based lender agreed to modify certain terms and conditions of a loan agreement expiring on December 31, 1997. The agreement has been extended until January 31, 1999 with certain terms and conditions that are more favorable to the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
        ---------------------------------

                  a) Exhibits: None
                  b) Reports on Form 8-K: None.

                       COMPUTER POWER, INC. & SUBSIDIARY

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COMPUTER POWER, INC. & SUBSIDIARY



Date: May 14, 1997                  /s/ Hiro Hiranandani
                                    -----------------------------------
                                        Hiro Hiranandani
                                        President & Chief Executive Officer


Date: May 14, 1997                  /s/ Thomas E. Marren
                                    -----------------------------------
                                        Thomas E. Marren, Jr.
                                        V.P & Chief Financial Officer