Form 10QSB
period 1997-06-30
COMPUTER POWER INC
filed 1997-08-15
CIK 792986

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ending June 30, 1997
                           Commission File No. 0-15927


                              COMPUTER POWER, INC.
        (Exact name of small business issuer as specified in its Charter)

       New Jersey                                          22-1981869
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

               124 West Main Street, High Bridge, New Jersey      08829
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date prior to filing: August 12, 1997; $0.01 par value per share; 2,602,700 shares of Common Stock.

                                 Index on Page 2
                           Total number of pages - 14

                       COMPUTER POWER, INC. & SUBSIDIARY


Part I        Basis of Presentation of Financial Statements .......   3

              BALANCE SHEETS
              As of June 30, 1997 and December 31, 1996 ...........   4

              STATEMENTS OF OPERATIONS for the three
              months and six months ended June 30, 1997
              and 1996 ............................................   5

              STATEMENTS OF CASH FLOWS for the six months
              ended June 30,1 997 and 1996 ........................   6

              Notes to Financial Statements .......................   7

              Management's Discussion and Analysis of the
              results of operations and financial condition .......  10

Part II       Other Information ...................................  13

              Signatures ..........................................  14

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

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996

                                                                      June 30       December 31
                                                                        1997           1996
ASSETS                                                              (Unaudited)
----------------------------------------------------------------------------------------------
CURRENT ASSETS
     Cash and Cash Equivalents                                       $   82,086    $    68,519
     Accounts Receivable, less allowances of $184,137
       at June 30, 1997 and $253,956 at December 31, 1996             1,598,285      1,354,890
     Inventories                                                      1,057,895      1,538,358
     Prepaid Expenses and Other Current Assets                           46,220         75,385
                                                                      ---------      ---------
     Total Current Assets                                             2,784,486      3,037,152

PROPERTY PLANT AND EQUIPMENT, at cost
     Machinery, equipment and furniture                               1,122,925      1,070,377
     Leasehold Improvements                                             333,274        333,274
                                                                      ---------      ---------
                                                                      1,456,199      1,403,651

     Less: Accumulated Depreciation and Amortization                 (1,168,313)    (1,140,168)
                                                                      ---------      ---------
     Net Property, Plant and Equipment                                  287,886        263,483
                                                                      ---------      ---------

TOTAL ASSETS                                                        $ 3,072,372    $ 3,300,635
                                                                    ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
----------------------------------------------------------------------------------------------
CURRENT LIABILITIES
     Notes and Other Debt Payable                                   $ 1,210,920    $   874,240
     Current Maturities of Long Term Debt                               369,996        257,146
     Accounts Payable                                                 1,085,248      1,110,224
     Accrued Liabilities                                                998,615        888,048
      Deferred Revenue                                                  195,128        372,683
                                                                      ---------      ---------
     Total Current Liabilities & Deferred Revenue                     3,859,907      3,502,341

LONG TERM DEBT                                                        1,560,004      1,732,854
                                                                      ---------      ---------
     Total Liabilities                                                5,419,911      5,235,195
                                                                      ---------      ---------

SHAREHOLDERS' DEFICIT
     Preferred Stock, par value $0.01 per share; 2,000,000 shares
       authorized, none issued                                             --             --
     Common Stock, par value $0.01 per share; 12,000,000 shares authorized: 2,602,700 shares outstanding at June 30,
       1997 and at December 31, 1996                                     26,027         26,027
     Capital in excess of par                                         3,757,119      3,757,119
     Accumulated Deficit                                             (6,055,997)    (5,643,018)
     Treasury Stock, 24,400 shares, at cost at June 30, 1997
       and December 31, 1996                                            (74,688)       (74,688)
                                                                      ---------      ---------
     Total Deficit                                                   (2,347,539)    (1,934,560)
                                                                      ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                         $ 3,072,372    $ 3,300,635
                                                                    ===========      =========


The accompanying notes to consolidated financial statements are an integral part of these financial statements

The December 31, 1996 results are derived from audited financial statements.

                       COMPUTER POWER, INC. & SUBSIDIARY

                            STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)


                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     JUNE 30                       JUNE 30
                                            ------------------------      ------------------------
                                               1997          1996           1997           1996
                                            ---------      ---------      ---------      ---------
NET SALES                                 $ 2,517,551    $ 2,512,857    $ 5,090,199    $ 5,454,620

COST OF GOODS SOLD                          2,060,706      2,203,150      4,097,020      4,293,533
                                          -----------    -----------    -----------    -----------


             Gross Profit                     456,845        309,707        993,179      1,161,087

OPERATING EXPENSES
    Selling Expenses                          316,634        360,207        662,232        769,443
    General and Administrative expenses       306,526        281,560        565,492        562,304
    Interest Expenses                          91,747         90,915        178,434        183,781
                                          -----------    -----------    -----------    -----------

             Total Operating Expenses         714,907        732,682      1,406,158      1,515,528
                                          -----------    -----------    -----------    -----------

             Net (Loss)                   $  (258,062)   $  (422,975)   $  (412,979)   $  (354,441)
                                          ===========    ===========    ===========    ===========

EARNINGS PER SHARE (Note 6)
PRIMARY EARNINGS PER SHARE                $     (0.10)         (0.15)   $     (0.16)         (0.12)
                                          ===========    ===========    ===========    ===========

PRIMARY WEIGHTED AVERAGE SHARES
             OUTSTANDING                    2,578,300      2,852,700      2,578,300      2,852,700

FULLY DILUTED EARNINGS PER SHARE          $      --      $      --      $    --          $    --
                                          ===========    ===========    ===========      =========

            Shares issuable upon exercise of warrants and/or options
              have not been considered in the calculation of Fully
               Diluted Earnings Per Share for 1997 and 1996 as the
                     results would have been anti-dilutive.

The accompanying notes to consolidated financial statements are an integral part of these financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)

                                                              June 30
                                                      --------------------------
CASH (USED) FOR/PROVIDED BY OPERATING ACTIVITIES:        1997        1996
                                                      --------------------------
Net (Loss)                                           $(412,979)    (354,441)

Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities

Depreciation & Amortization                             28,145       22,185
Changes in Current Assets & Liabilities
   Accounts Receivable                                (243,395)     331,831
   Inventories                                         480,463       80,940
   Prepaid Expenses & Other Current Assets              29,165      176,470
   Other Non Current Assets                                           4,000
   Accounts Payable                                    (24,976)    (524,212)
   Accrued Liabilities & Deferred Revenue              (66,988)     371,216
                                                      --------------------------
Cash  (used) for/provided by Operating Activities     (210,565)     107,989

CASH USED FOR INVESTING ACTIVITIES:

Capital Expenditures                                   (52,548)     (15,641)
                                                      --------------------------
Cash used for Investing Activities                     (52,548)     (15,641)

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:

  Proceeds from issuance of debt                       352,320      300,000
  Repayment of note & Term Loan                        (75,640)    (133,494)
                                                      --------------------------
Cashed provided by (used for) Financing Activities     276,680      166,506
                                                      --------------------------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS:         13,567      258,854

CASH & CASH EQUIVALENTS, beginning of period            68,519         --
                                                      --------------------------


CASH & CASH EQUIVALENTS, end of period                 $82,086      258,854
                                                      ==========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Income Taxes Paid                                       --           --
  Interest Paid                                        $67,706      183,781


The accompanying notes to consolidated financial statements are an integral part of these financial statements

                        COMPUTER POWER, INC & SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

      Note 1: The financial information as of June 30, 1997 and the three and six months ended June 30, 1997 are unaudited but, in the opinion of the Company, all adjustments necessary to present fairly the financial position and the results of operations for these periods have been made. Reference should be made to the notes to the financial statements included in the Company's Form 10-KSB for a description of significant accounting policies, commitments and other pertinent financial information.

      Note 2: Inventories, which include material, labor and manufacturing overhead costs, are stated at the lower of cost (on a first in, first out basis) or market.

      Note 3: At June 30, 1997, and December 31, 1996, notes payable and other current debt included amounts due to related parties and other lenders as follows:

                                                                              June 30   December 31
                                                                                1997       1996
                                                                             ---------------------
 1.   Subordinated, unsecured notes payable to a director and a
        related party, due October 31, 1997, bearing interest at 10%.        $  52,000   $  52,000

 2.   Subordinated, unsecured demand note payable to a related
       party, bearing interest at 8%.                                          144,943     144,943

 3.   Subordinated, unsecured note payable, bearing interest at
        12%, amortized in monthly installments of $3,998 plus
        interest, due April 30, 1997.                                               -       15,640

 4.   Subordinated, unsecured note payable to a related entity,
        bearing interest at 10%, due February 1, 1998.                         250,000          -

 5.   Subordinated, unsecured note payable to an officer, bearing
        interest at 10%, due February 1, 1998.                                  30,000          -

 6.   Subordinated, unsecured note payable to a director and a
        related party, bearing interest at 10%, due in installments
        beginning July, 1997.                                                   18,000          -

 7.   Revolving credit agreement maturing December 31, 1997,
        bearing interest at prime plus 3.5%, secured by all assets of
        the Company                                                            715,977     661,657
                                                                             ---------     -------

      Total Notes and Other Debt Payable                                     1,210,920     874,240
                                                                             ---------     -------


    Long-term debt consisted of the amounts on the following page at June 30, 1997 and December 31, 1996:

                        COMPUTER POWER, INC & SUBSIDIARY

                                                                               June 30               December 31
                                                                                 1997                    1996
                                                                        ----------------------------------------
 1.   Term loan, maturing in 1997, bearing interest at prime plus
        3.5%, payable in monthly installments of $10,000 plus
        interest, secured by receivables, inventory, machinery
         and equipment.                                                  $      215,000                275,000

 2.   Subordinated, unsecured note, payable to an officer,
        due July 1, 1999, bearing interest at 9.5%, payable
        quarterly                                                               150,000                150,000

 3.   Subordinated, unsecured notes, payable to a related entity, due July 1, 1999, bearing interest at 9.5%, payable
        quarterly                                                               565,000                565,000

 4.   Subordinated note, bearing interest at prime plus 4%,
        payable in monthly installments of $19,444 plus
        interest, payable quarterly, from September 1997                        700,000                700,000
        through August 2000.

 5.   Subordinated note, bearing interest at 9.5%, payable
        in monthly installments of $6,250 plus interest, payable
        quarterly,  from July 1997 through November 2000.                       300,000                300,000
                                                                        -----------------------------------------

                             Total Long Term Debt                             1,930,000              1,990,000

      Less: Current Portion                                                     369,996                257,146
                                                                        -----------------------------------------

                              Net Long Term Debt                         $    1,560,004              1,732,854
                                                                        =========================================

               The revolving credit agreement provides for maximum borrowings of eighty percent (80%) of eligible defined accounts receivable. The maximum amount, including any amounts outstanding under the term loan, is $2,000,000. See Item 5, Part II of this document for discussion of changes in the lending agreement with the Company's asset based lender.

      Note 4. At June 30, 1997, the Company had 1,276,938 stock subscription warrants and 410,000 stock options outstanding. The stock subscription warrants are exercisable at various prices ranging from $0.25 to $0.40 per share. The exercise period for the warrants ranges from June 1, 1996, through June 1, 2006. The stock options were issued under an approved stock option plan at market prices at the time of issue. At June 30, 1997, no warrants and no options were determined to be common stock equivalents because the average market price for the first and second quarters of 1997 was lower than the exercise price of the warrants and options.

      Note 5. The Company owns a 20% interest in Retrofit, Ltd. ("Retrofit"), of Trinidad, West Indies. Retrofit began manufacturing LED sub-assemblies for the Company's Astralite business unit in 1996. The Company's entire investment consisted of a license of its

                        COMPUTER POWER, INC & SUBSIDIARY


               patented LED retrofit technology. This investment is carried at no value. The majority interest in Retrofit is owned by a related party.

      Note 6. Earnings per Share - Fully diluted earnings per share for the second quarter of 1997 were not calculated since the results would have been anti-dilutive.

                 The Company plans to adopt SFAS No. 128, "Earnings per Share,"
               which becomes effective December 15, 1997. On that basis, the Company's reported earnings per share for the periods reported upon would be as follows:

                                                          Quarter Ended June 30                      Y-T-D June 30
                                                  -----------------------------------------------------------------------------
Per Share Amounts                                        1997               1996               1997                1996
                                                  -----------------------------------------------------------------------------
  Primary Earnings Per Share, as Reported          $    (0.10)         $   (0.15)         $   (0.16)              (0.12)
  SFAS 128 Adjustment                                           -              -                  -                   -
                                                  -----------------------------------------------------------------------------
  Basic Earning Per Share                          $    (0.10)         $   (0.15)         $   (0.16)              (0.12)
                                                  -----------------------------------------------------------------------------

  Fully Diluted Earnings Per Share, as Reported    $        -          $       -           $      -                   -
  SFAS 128 Adjustment                                       -                  -                  -                   -
                                                  =============================================================================
  Diluted Earnings Per Share                       $        -          $       -           $      -                   -
                                                  =============================================================================

                    BALANCE OF PAGE INTENTIONALLY LEFT BLANK

                        COMPUTER POWER, INC & SUBSIDIARY


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND OPERATING RESULTS

1. REVENUES

         For the three months ended June 30, 1997, net sales were about $2,518,000 compared to about $2,513,000 for the second quarter of 1996. Power Protection business unit sales were strong mainly due to favorable lighting inverter product line market conditions. Astralite business unit sales, however, have been significantly affected by increased competition for retrofit products and, to some extent by the uncertainty created by the introduction of a more stringent Underwriters Laboratory (UL) standard for retrofit products which becomes effective in August, 1997.

         For the six month period ended June 30, 1997, sales were about $5,090,000 in 1997 compared to about $5,455,000 in 1996, a 7% reduction. Power Protection business unit sales in 1996 included a significant one time sale for a major construction project. Excluding this one time event, Company sales declined by about 2%. The Power Protection business unit is experiencing about the same level of competition as in 1996, but the Astralite business unit has experienced increased competition for retrofit products and to some extent has been impacted by the UL standard change for retrofit products noted previously. The Company continues to actively pursue the certification of products which will meet the new stricter code requirements.

2. COST OF SALES

         For the three months ended June 30, 1997, cost of sales was about $2,061,000 compared to about $2,203,000 in 1996. The cost of sales in 1996 included $200,000 of charges related to provisions for obsolete materials and for manufacturing efficiencies. After removing the effect of these charges, the cost of sales for 1996 was about 79.6% of sales compared to about 81.9% of sales in 1997. The cost of sales for 1997 included increased product engineering investment, provisions for in warranty services on Power Protection products, and increased overhead cost expensed from inventory as inventory levels were reduced, partially offset by reduced cost of material freight in expenses.

         For the six month period ended June 30, 1997, cost of sales was about $4,097,000 compared to about $4,294,000 in 1996. As noted above, the cost of sales for 1996 included $200,000 of charges related to provisions for obsolete materials and for manufacturing efficiencies. After removing the effect of these charges, the cost of sales for 1996 was about 75% of sales compared to about 80% of sales in 1997. The cost of sales for 1997 included increased product engineering investment, provisions for in warranty services on Power Protection products, and increased overhead cost expensed from inventory as inventory levels were reduced.

3. OPERATING AND OTHER EXPENSES

         Selling expenses for the three month period ended June 30, 1997 were about $317,000 compared to $360,000 in 1996. Spending for travel, entertainment, and promotional expenses were reduced in 1997. For the six month period ending June 30, 1997, selling expenses were about $662,000 compared to $769,000 in 1996. During the first quarter of 1996, the Company incurred sales commission expenses of around $70,000 more than in the same period of 1997. The Company continues to closely monitor its sales and marketing investment.

                        COMPUTER POWER, INC & SUBSIDIARY

         General and administrative expenses for the three month period ending June 30, 1997 were approximately $307,000, compared to about $282,000 in the prior year primarily reflecting an accrual in 1997 for a three year sales tax audit adjustment. For the first six month period ended June 30, 1997 expenses were about $565,000 in 1997 as compared to about $562,000 in 1996 with an unfavorable sales tax audit adjustment and other miscellaneous expenses essentially offset with reductions in the cost of professional fees.

         Interest expense in the second quarter of 1997 was about $92,000 or about $1,000 higher than the second quarter of 1996. The increase was primarily due to a higher level of borrowing in 1997. The interest expense for the first six months was about $178,000, or about $6,000 lower than the first six months of 1996. The reduction of interest expense primarily resulted from replacing debt to the Company's asset based lender, with effective interest rates in excess of 14%, with debt from related parties, at rates of 10% or less. This was virtually offset by an increased level of borrowing (See # 4, below).

4. LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company's investment in assets was about $3,072,000 or about $228,000 less than at December 31, 1996. The change in assets was due to a $243,000 increase in accounts receivable mainly due to an increase in Days Sales Outstanding (DSO) from an average of 58 days to an average of 64 days. In addition, the Company has added about $53,000 in fixed assets, primarily customer service hardware and software. These increases were more than offset by a $480,000 decrease in inventory, as the Company continued with its inventory management programs begun in the fourth quarter of 1996. The change in liabilities and stockholder's equity reflects a $280,000 increase in financing provided by a related entity and an officer of the Company.

         The Company has two raw material suppliers, one of which is a related party, that provide extended payments terms. As of June 30, 1997, these vendors were owed a total of about $456,000, of which about $246,000 was outstanding as a result of those terms.

         During February 1997, the Company arranged additional financing from a related entity and an officer of the Company totaling $280,000. The new financing provides for a one year term loan maturing February 1, 1998. Should the Company be unable to pay down the obligation when due, warrants to purchase Company stock will be issued in exchange for a one year payment extension.

         The Company projects that funding available to it from the revolving credit and inventory term loan arrangement (See Part II, Section 5), and negotiated deferrals of debt service should be sufficient to cover operating cash requirements for the foreseeable future.

         As a result of the foregoing, the Company lost $258,062 in the second quarter of 1997, or ($0.10) per share, as compared to a loss of $422,975 or ($0.15) per share in the similar period last year. Year to date, the Company lost $412,979 or ($0.16) per share in 1997, as compared to a loss of $354,441, or ($0.12) per share in 1996. There were 2,578,300 and 2,852,700 fully diluted weighted average common shares outstanding in each period, respectively, after considering the

                        COMPUTER POWER, INC & SUBSIDIARY

dilutive effects of outstanding options and warrants. For the three months and six months ended June 30, 1997, the effects of options and warrants were not considered when calculating fully diluted earnings per share, since the results would have been anti-dilutive.








                    BALANCE OF PAGE INTENTIONALLY LEFT BLANK

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

                  None.

ITEM 2. CHANGE IN SECURITIES:

                  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

                  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                  None

ITEM 5. OTHER INFORMATION:

         On May 6, 1997, the Company's asset based lender agreed to modify certain terms and conditions of a loan agreement expiring on December 31, 1997. When executed, the agreement will be extended until January 31, 1999 with certain terms and conditions that are more favorable to the Company. In addition, certain related party investors have agreed to continue to finance product and business development for both Power Protection and Astralite business units for the foreseeable future by deferring principal and interest payments on various loan obligations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
                  a) Exhibits: None
                  b) Reports on Form 8-K: None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               COMPUTER POWER, INC. & SUBSIDIARY



Date: August 14, 1997      /S/ HIRO HIRANANDANI
                           -------------------------------------
                               Hiro Hiranandani
                               President & Chief Executive Officer


Date: August 14, 1997      /S/ THOMAS E. MARREN, JR.
                           -------------------------------------
                               Thomas E. Marren, Jr.
                               V.P & Chief Financial Officer