Form 10QSB
period 1997-09-30
COMPUTER POWER INC
filed 1997-11-14
CIK 792986

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ending September 30, 1997
                           Commission File No. 0-15927


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date prior to filing: November 12, 1997; $0.01 par value per share; 2,602,700 shares of Common Stock.
                                 Index on Page 2
                           Total number of pages - 15

                        COMPUTER POWER, INC. & SUBSIDIARY

                                     INDEX

Part I        Basis of Presentation of Financial Statements ...............3

              BALANCE SHEETS
              As of September 30, 1997 and December 31, 1996 ..............4

              STATEMENTS OF OPERATIONS for the three
              months and nine months ended September 30, 1997
              and 1996 ....................................................5

              STATEMENTS OF CASH FLOWS for the nine months
              ended September 30,1997 and 1996 ............................6

              Notes to Financial Statements ...............................7

              Management's Discussion and Analysis of the
              results of operations and financial condition ...............10

Part II       Other Information ...........................................13

              Exhibit .....................................................14

              Signatures ..................................................15

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

                       COMPUTER POWER, INC. & SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                    AS OF September 30, 1997 AND DECEMBER 31, 1996

                                                                 September 30  December 31
                                                                     1997         1996
                                                                 (Unaudited)
------------------------------------------------------------------------------------------
Cash and Cash Equivalents                                       $    83,709    $    68,519
Accounts Receivable, less allowances of $168,056
 at September 30, 1997 and $253,956 at December 31, 1996          1,502,222      1,354,890
Inventories                                                       1,217,981      1,538,358
Prepaid Expenses and Other Current Assets                            31,043         75,385
                                                                --------------------------
                            Total Current Assets                  2,834,955      3,037,152


Machinery, equipment and furniture                                1,127,262      1,070,377
Leasehold Improvements                                              333,274        333,274
                                                                --------------------------
                                                                  1,460,536      1,403,651

Less: Accumulated Depreciation and Amortization                  (1,182,842)    (1,140,168)
                                                                --------------------------
Net Property, Plant and Equipment                                   277,694        263,483
                                                                --------------------------

                                                                $ 3,112,649    $ 3,300,635
                                                                ==========================

------------------------------------------------------------------------------------------

Notes and Other Debt Payable                                    $ 1,217,213    $   874,240
Current Maturities of Long Term Debt                                369,996        257,146

Accounts Payable                                                  1,198,143      1,110,224

Accrued Liabilities                                               1,033,617        888,048
Deferred Revenue                                                    130,764        372,683
                                                                --------------------------
               Total Current Liabilities & Deferred Revenue       3,949,733      3,502,341

Long Term Debt                                                    1,640,004      1,732,854
                                                                --------------------------
                             Total Liabilities                    5,589,737      5,235,195
                                                                --------------------------

Preferred Stock, par value $0.01 per share; 2,000,000 shares
 authorized, none issued                                                 --             --
Common Stock, par value $0.01 per share; 12,000,000 shares
 authorized at September 30, 1997 and 5,000,000 authorized at
 December 31, 1996: 2,602,700 shares outstanding                     26,027         26,027
Capital in excess of par                                          3,757,119      3,757,119
Accumulated Deficit                                              (6,185,546)    (5,643,018)
Treasury Stock, 24,400 shares, at cost                              (74,688)       (74,688)
                                                                --------------------------
     Total Shareholder's Deficit                                 (2,477,088)    (1,934,560)
                                                                --------------------------


The accompanying notes to consolidated financial statements are an integral part of these financial statements. The December 31, 1996 results are derived from audited financial statements.

                       COMPUTER POWER, INC. & SUBSIDIARY



                            STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  September 30                  September 30
                                            ------------------------      ------------------------
                                               1997          1996           1997           1996
                                            ---------      ---------      ---------      ---------

NET SALES                                 $ 2,378,939    $ 3,244,224    $ 7,469,138    $ 8,698,845

COST OF GOODS SOLD                          1,803,864      3,431,660      5,900,884      7,725,194
                                          -----------    -----------    -----------    -----------


             Gross Profit                     575,075       (187,436)     1,568,254        973,651

OPERATING EXPENSES
    Selling Expenses                          264,858        408,136        927,090      1,173,776
    General and Administrative expenses       332,384        242,374        897,876        808,491
    Interest Expenses                         107,382         98,393        285,816        282,174
                                          -----------    -----------    -----------    -----------

             Total Operating Expenses         704,624        748,903      2,110,782      2,264,441
                                          -----------    -----------    -----------    -----------

             Net (Loss)                      (129,549)      (936,339)      (542,528)    (1,290,790)
                                          ===========    ===========    ===========    ===========

EARNINGS PER SHARE (Note 6)
PRIMARY EARNINGS PER SHARE                $     (0.05)   $     (0.36)   $     (0.21)   $     (0.50)
                                          ===========    ===========    ===========    ===========

PRIMARY WEIGHTED AVERAGE SHARES
             OUTSTANDING                    2,578,300      2,578,300      2,578,300      2,578,300

FULLY DILUTED EARNINGS PER SHARE          $        --    $        --    $        --    $        --
                                          ===========    ===========    ===========    ===========

     Shares issuable upon exercise of warrants and/or options have not been considered in the calculation of Fully Diluted Earnings Per Share for 1997 and
1996 as the results would have been anti-dilutive. The accompanying notes to the consolidated financial statements are an integral part of these financial statement. The December 31, 1996 results are derived from audited financial statements.

                       COMPUTER POWER, INC. & SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)

                                                              September 30
                                                     ---------------------------
CASH (USED) FOR/PROVIDED BY OPERATING ACTIVITIES:          1997         1996
                                                     ---------------------------

Net (Loss)                                           $  (542,528)   $(1,290,789)

Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities

Depreciation & Amortization                               42,674         39,845
Changes in Current Assets & Liabilities
   Accounts Receivable                                  (147,332)       370,245
   Inventories                                           320,377        937,570
   Prepaid Expenses & Other Current Assets                44,342        160,778
   Other Non Current Assets                                   --             --
   Accounts Payable                                       87,919       (697,657)



   Accrued Liabilities & Deferred Revenue                (96,350)       320,468
                                                     --------------------------
               Cash  (used) for/provided by
                Operating Activities                    (290,898)      (159,540)

CASH USED FOR INVESTING ACTIVITIES:

Capital Expenditures                                     (56,885)       (45,990)
                                                     --------------------------
                    Cash used for Investing Activities   (56,885)       (45,990)

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:

  Proceeds from issuance of debt                         467,609        461,477

  Repayment of note & Term Loan                         (104,636)      (167,574)
                                                     --------------------------
              Cash provided by (used for)
               Financing Activities                      362,973        293,903
                                                     --------------------------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS:           15,190         88,373

CASH & CASH EQUIVALENTS, beginning of period              68,519             --
                                                     --------------------------


CASH & CASH EQUIVALENTS, end of period                    83,709         88,373
                                                     ==========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Income Taxes Paid                                           --             --

  Interest Paid                                      $   113,247    $   186,408


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       COMPUTER POWER, INC. & SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

Note 1: The financial information as of September 30, 1997 and the three and nine months ended September 30, 1997 are unaudited but, in the opinion of the Company, all adjustments necessary to present fairly the financial position and the results of operations for these periods have been made. Reference should be made to the notes to the financial statements included in the Company's Form 10-KSB for a description of significant accounting policies, commitments and other pertinent financial information.

Note 2: Inventories, which include material, labor and manufacturing overhead costs, are stated at the lower of cost (on a first in, first out basis) or market.

Note 3: At September 30, 1997, and December 31, 1996, notes payable and other current debt included amounts due to related parties and other lenders as follows:

                                                                             September 30 December 31
                                                                                  1997       1996
                                                                              -----------------------
1    Subordinated, unsecured notes payable to a director and a
      related party, due October 31, 1997, bearing interest at 10%.          $    52,000   $   52,000

2    Subordinated, unsecured demand note payable to a related
      party, bearing interest at 8%.                                             144,943      144,943

3    Subordinated, unsecured note payable, bearing interest at
       12%, amortized in monthly installments of $3,998 plus
      interest, due April 30, 1997                                                    --       15,640

4    Subordinated, unsecured note payable to a related entity,
      bearing interest at 10%, due February 1, 1998                              250,000           --

5    Subordinated, unsecured note payable to an officer, bearing
      interest at 10%, due February 1, 1998                                       30,000           --

6    Subordinated,  unsecured note payable to a director and a
      related party, bearing  interest at 10%,  due in  installments beginning  July,  1997, amortized in monthly installments of
      $3,000 plus interest beginning July 1997                                     9,000           --

7    Revolving credit agreement, amended in August 1997, maturing January
      31, 1999, bearing interest at prime plus 3.5%, secured by all assets
      of the Company                                                             731,270      661,657
                                                                              ----------   ----------

     Total Notes and Other Debt Payable                                        1,217,213      874,240
                                                                              ----------   ----------

                        COMPUTER POWER, INC. & SUBSIDIARY

         Long-term debt consisted of the following amounts at September 30, 1997 and December 31, 1996

                                                                                   September 30 December 31
                                                                                       1997        1996
                                                                                   -----------------------
 1    Term loan,  amended in August 1997, now maturing in 1999, bearing interest at prime plus 3.5%, payable monthly,  with monthly principal payments of
        $5,000 beginning January 1998,  secured by receivables,  inventory,  and
        fixed asset:                                                                  295,000      275,000

 2    Subordinated, unsecured note, payable to an officer,
        due July 1, 1999, bearing interest at 9.5%, payable
        quarterly                                                                     150,000      150,000

 3    Subordinated, unsecured notes, payable to a related entity, due July 1, 1999, bearing interest at 9.5%, payable
        quarterly                                                                     565,000      565,000

 4    Subordinated note, bearing interest at prime plus 4%,
        payable in monthly installments of $19,444 plus
        interest, payable quarterly, from September 1997                              700,000      700,000
        through August 2000

 5    Subordinated note, bearing interest at 9.5%, payable
        in monthly installments of $6,250 plus interest, payable
        quarterly,  from July 1997 through November 2000                              300,000      300,000
                                                                                   -----------------------

                             Total Long Term Debt                                   2,010,000    1,990,000

      Less: Current Portion                                                           369,996      257,146
                                                                                   -----------------------

                              Net Long Term Debt                                   $1,640,004   $1,732,854
                                                                                   =======================



       The revolving credit agreement provides for maximum borrowings of eighty five percent (85%) of eligible defined accounts receivable. The maximum amount, including any amounts outstanding under the term loan, is $2,000,000. See Item 5, Part II of this document for discussion of changes in the lending agreement with the Company's asset based lender.

      Note 4. At September 30, 1997, the Company had 1,276,938 stock subscription warrants and 400,000 stock options outstanding. The stock subscription warrants are exercisable at various prices ranging from $0.25 to $0.40 per share. The exercise period for the warrants ranges from June 1, 1996, through June 1, 2006. The stock options were issued under an approved stock option plan at market prices at the time of issue.

                        COMPUTER POWER, INC. & SUBSIDIARY

              At September 30, 1997, no warrants and no options were determined to be common stock equivalents because the average market price for the first three quarters of 1997 was lower than the exercise price of the warrants and options.

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

      Note 6. Earnings per Share - Fully diluted earnings per share for the third quarter of 1997 and the nine months ended September 30, 1997, were not calculated since the results would have been anti-dilutive.

                 The Company plans to adopt SFAS No. 128,  "Earnings per Share,"
              which becomes effective December 15, 1997. On that basis, the Company's reported earnings per share for the periods reported upon would be as follows:

                                                      Quarter Ended Sept 30     Y-T-D Sept 30
                                                    ----------------------------------------------
Per Share Amounts                                       1997        1996       1997       1996
                                                    ----------------------------------------------
    Primary Earnings Per Share, as Reported         $     (0.05)$     (0.36)$     (0.21) $   (0.50)
    SFAS 128 Adjustment                                      --          --          --         --
                                                    ----------------------------------------------
    Basic Earning Per Share                         $     (0.05)$     (0.36)$     (0.21) $   (0.50)
                                                    ----------------------------------------------

    Fully Diluted Earnings Per Share, as Reported            --          --          --         --
    SFAS 128 Adjustment                                      --          --          --         --
                                                    ----------------------------------------------
    Diluted Earnings Per Share                      $        -- $        -- $        --         --
                                                    ----------------------------------------------


                    BALANCE OF PAGE INTENTIONALLY LEFT BLANK

                        COMPUTER POWER, INC. & SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND OPERATING RESULTS

1. REVENUES

         For the three months ended September 30, 1997, net sales were about $2,379,000 compared to about $3,244,000 for the third quarter of 1996, a 26% reduction. Power Protection business unit sales were weak mainly due to lower level quoting activity with original equipment manufacturers during the second and early third quarters. Quoting activity, however, picked up in the latter part of the third quarter. Astralite business unit sales have been significantly affected by the uncertainty created by the introduction of a new Underwriters Laboratory (UL) standard for retrofit products which became effective in August, 1997, and by increased competition for retrofit products.

         For the nine month period ended September 30, 1997, sales were about $7,469,000 in 1997, compared to about $8,699,000 in 1996, a 14% reduction. Power Protection business unit sales in 1996 included a significant one time sale for a major construction project. Excluding this one time event, sales declined by about 7%. The Power Protection business unit is experiencing about the same level of competition as in 1996, but, as noted above, the level of quoting was lower earlier this year but has improved as of late. The Astralite business unit has experienced increased competition for retrofit products and to some extent has been impacted by the UL standard change for retrofit products noted previously. The Company continues to actively pursue the certification of products and is confident that it will meet the new code requirements.

2. COST OF SALES

         For the three months ended September 30, 1997, cost of sales was about $1,804,000 compared to about $3,432,000 in 1996. The cost of sales in 1996 included a third quarter charge of $1,000,000 to reduce the carrying value of its inventory. After removing the effect of this charge, the cost of sales for 1996 was about 75% of sales compared to about 76% of sales in 1997. The cost of sales for 1997 included increased product engineering investment and provisions for in warranty services on Power Protection products which were partially offset by reduced freight in and direct labor expenses. Management has taken additional steps to reduce cost of sales and expects that the impact will be realized in 1998.

         For the nine month period ended September 30, 1997, cost of sales was about $5,901,000 compared to about $7,725,000 in 1996. As noted above, the cost of sales for the third quarter of 1996 included $1,000,000 of charges to reduce the carrying charges and a $200,000 charge in the second quarter of 1996 primarily related to provisions for obsolete materials. After removing the effect of these charges (totaling $1,200,000), the cost of sales for 1996 was about 75% of sales compared to about 79% of sales in 1997. The cost of sales for 1997 included increased product engineering investment and field service expenses on Power Protection products, which were partially offset by reduced freight in and direct labor expenses.

                        COMPUTER POWER, INC. & SUBSIDIARY

3. OPERATING AND OTHER EXPENSES

         Selling expenses for the three months ended September 30, 1997 were about $265,000 compared to $408,000 in 1996, a $143,000 reduction and were about $927,000 compared to $1,174,000 for the nine months ended September 30, 1997 and 1996 respectively. The Company continually monitors and adjusts its sales and marketing investment in relation to the level of sales and as a result expenditures for promotions, commissions, and salaries were lower than 1996.

         General and administrative expenses for the three months ended September 30, 1997 were approximately $332,000, compared to about $242,000 in the prior year. The increase was primarily due to settlement of a sales tax audit, supplies and other miscellaneous expenses. For the nine month period ended September 30, 1997, expenses were about $898,000 in 1997 as compared to about $808,000 in 1996. The $90,000 increase was primarily to UL licensing fees and settlement of a sales tax audit, which were partially offset with reductions in the cost of professional fees and bad debt expense.

         Interest expense in the third quarter of 1997 was about $107,000 or about $9,000 higher than the third quarter of 1996. The increase was primarily due to an interest charge related to a sales tax audit completed in the third quarter of 1997. The interest expense for the first nine months was about $286,000, or about $4,000 higher than the first nine months of 1996. Excluding the interest charge for the sales tax audit, the reduction of interest expense primarily resulted from replacing debt to the Company's asset based lender, with effective interest rates in excess of 14%, with debt from related parties, at rates of 10% or less. This was virtually offset by an increased level of borrowing (See # 4, below).

4. LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company's investment in assets was about $3,113,000 or about $188,000 less than at December 31, 1996. The change in assets was due to a $147,000 increase in accounts receivable mainly due to an increase in Days Sales Outstanding (DSO) from an average of 58 days at December 31, 1996 to an average of 64 days at the end of the third quarter. In addition, the Company has added about $57,000 in fixed assets, primarily customer service hardware and software. These increases were more than offset by a $320,000 decrease in inventory, as the Company continued with its inventory management programs begun in the fourth quarter of 1996. The change in liabilities and stockholder's equity reflects a loss of $542,000 for the period which was primarily financed by $280,000 increase in financing provided by a related entity and an officer of the Company and $105,000 increase of the inventory term loan with the Company's primary lender.

         The Company has two raw material suppliers, one of which is a related party, that provide extended payments terms. As of September 30, 1997, these vendors were owed a total of about $578,000, of which about $238,000 was outstanding as a result of those terms.

         During February 1997, the Company arranged additional financing from a related entity and an officer of the Company totaling $280,000. The new financing provides for one year term loans maturing February 1, 1998. Should the Company be unable to pay down the obligation when due, warrants to purchase Company stock will be issued in exchange for a one year payment

                        COMPUTER POWER, INC. & SUBSIDIARY

extension. In August, 1997, the Company completed negotiations with its primary lender concerning its revolving credit. As a result of renegotiations, the lender refinanced a term loan secured by the Company's inventory for $105,000, with principal payments deferred until January, 1998, and improved the terms and conditions for borrowing under the revolving credit agreement, when payments of $5,000 per month will begin. (See exhibit a)

         The Company projects that funding available to it from the revolving credit and inventory term loan arrangements (See exhibit a), and negotiated deferrals of debt service should be sufficient to cover operating cash requirements for the foreseeable future.

         As a result of the foregoing, the Company lost $129,547 in the third quarter of 1997, or ($0.05) per share, as compared to a loss of $936,336 or ($0.36) per share in the similar period last year. Year to date, the Company lost $542,527 or ($0.21) per share in 1997, as compared to a loss of $1,290,787, or ($0.50) per share in 1996. There were 2,578,300 weighted average common shares outstanding in each period, respectively. For the three months and nine months ended September 30, 1997, the effects of options and warrants were not considered when calculating fully diluted earnings per share, since the results would have been anti-dilutive.





                    BALANCE OF PAGE INTENTIONALLY LEFT BLANK

                        COMPUTER POWER, INC. & SUBSIDIARY

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

                  None.

ITEM 2. CHANGE IN SECURITIES:

                  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

                  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                  None

ITEM 5. OTHER INFORMATION:

         On May 6, 1997, the Company's asset based lender agreed to modify certain terms and conditions of a loan agreement expiring on December 31, 1997. The amended agreement, is now extended until January 31, 1999 with certain terms and conditions that are more favorable to the Company (see exhibit a). In addition, certain related party investors have agreed to continue to finance product and business development for both Power Protection and Astralite business units for the foreseeable future by deferring principal and interest payments on various loan obligations.

         On October 31, 1997 Mr. Paul A. Kohmescher joined the company as Controller replacing Richard T. Johnson, who resigned. Mr. Kohmescher has over twenty years experience in various accounting and financial positions, and more than seven years of senior management experience with an electrical equipment manufacturer.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
            a) Exhibits:  Letter dated October 24, 1997  confirming  the Amended
                 Loan Agree- ment with Rosenthal & Rosenthal.
            b) Reports on Form 8-K: None.


                        COMPUTER POWER, INC. & SUBSIDIARY

ITEM 6 EXHIBIT (a)

Description                                  Offered

Credit Line                                  $2,000,000

Inventory Loan                               $300,000

Repackage May 1, 1997                        Yes

Monthly Amortization Begin Jan 1, 1998       $5,000

Collateral                                   Negotiate When Business Turns
Release When Loan = 15% of Inventory Value   Profitable

Receivables
Advance Formula                              85% Domestic
Foreign                                      Discretionary

Interest Rate
First $500,000 of Borrowing                  Prime + 3.5%
Borrowing over $500,000                      Prime + 3%

Float Business Days                          3

Commitment Fee                               $15,000
Payable Monthly

Minimum Monthly Fee                          $5,000
Loan Level at 12%                            $500,000

Term                                         January 31,1999

Termination Fee                              Maximum $25,000

Liquidated Damages                           Cap at Termination Fee Amount of $25,000

Effective Date
Increase in Availability                     Immediate
Other Terms                                  January 1, 1998

                        COMPUTER POWER, INC. & SUBSIDIARY


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          COMPUTER POWER, INC. & SUBSIDIARY



Date: November 12, 1997   /s/ Hiro Hiranandani
                          --------------------
                              Hiro Hiranandani
                              President & Chief Executive Officer


Date: November 12, 1997   /s/Thomas E. Marren, Jr.
                          ------------------------
                             Thomas E. Marren, Jr.
                             V.P & Chief Financial Officer