Form 10KSB
period 1997-12-31
COMPUTER POWER INC
filed 1998-04-15
CIK 792986

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1997
                                             -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

            For the transition period from____________to_____________

                         Commission file number 0-15927

                               COMPUTER POWER INC.

                 (Name of small business issuer in its charter)

        New Jersey                                22-1981869
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 Incorporation organization)                   Identification No.)

124 West Main Street, High Bridge, NJ                08829
--------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number:  908-638-8000

Securities registered pursuant to Section 12 (b) of the Exchange act:

         Title of each class                Name of exchange on which
                                            registered

         None                               None
         ----                               ----

Name of each exchange on which registered

         None
         ----

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 Per Share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $9,537,967
                                                          ----------

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 25, 1998: $296,275

The number of shares outstanding of each of the issuer's classes of common equity, as of March 25, 1998: 2,578,300 shares of Common Stock.

Transitional Small Business Disclosure Format (check one)

Yes [  ]        No   [X]

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

ENERGY EFFICIENT LIGHTING

The lighting retrofit market is driven by demands for energy conservation and related pollution reductions and cost savings from numerous sources including the Federal Government, utility power companies and consumers. Numerous enterprises, including both Fortune 500 and small start-up companies, continue to enter the marketplace with various product offerings, ranging from energy efficient lamp replacements to lighting dimmers and controls. Furthermore, utility-sponsored energy management firms and contractors (DSMs and ESCOs) have entered the marketplace offering complete turnkey services to reduce energy consumption in commercial , industrial and public facilities. Most recently the Environmental Protection Agency has launched several major campaigns to promote energy efficient lighting products. Utility power companies also continue to promote lighting retrofit and conservation with various rebates and cash incentives.

Capitalizing on the growing demand for energy efficient lighting products and the development of more powerful solid-state Light Emitting Diodes (LED's) in 1993 the Registrant, under the brand name AstraLite, developed a 1.8-watt LED illuminating light source to retrofit the high energy consuming standard incandescent lamps used in Exit Signs. Since 1993, Astralite has expanded its product line to include both LED retrofit kits and complete LED-based Exit Signs. In December of 1997, in compliance with the revised UL code, the Company introduced a new LED based retrofit kit and became the first universally listed supplier of this product. This kit represents an advance in product design taking advantage of new superbright LED's from Hewlett-Packard.

LED's, first developed in the 1960's, produce light by the excitation of electrons in a P-N junction and use the same manufacturing process as semiconductors. Since that time LED technology has increased in brightness and useful life making them a viable alternative to incandescent applications in color specific applications such as Exit Signs and Traffic Signals.

The key benefits of LED's when used in Exit Signs is their 93% energy savings and extremely long life as compared to the incandescent lamp. Required by code in public buildings, the EPA estimates that over 100 million exit signs in use today, and this could translate to $1 billion per year in energy savings if the nation converts to this new solid-state lighting technology.




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

All power protection systems contain a battery, battery charger, DC (direct current) to AC (alternating current) inverter, and an output transformer. These components are housed in metal cabinets with meter panels, environmental filters and air louvers. The complete unit can be mounted on the floor, wall, table or desk.

The Company's main focus is the emergency lighting market, where it offers a line of power protection devices (Lighting Inverters) which backup lighting fixtures. Required by Fire Code, all public buildings must provide for a minimum of 90 minutes of emergency lighting. This can be a accomplished via generator, battery powered unit lights, or Inverters.

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

Double conversion, on-line systems continuously supply perfect sine wave power to the protected load. No interruption in power occurs during the transfer from utility power to emergency power, completely protecting the load from power disturbances or outages. Ferroresonant on-line systems also supply uninterrupted power, but unlike double conversion systems, there is a slight voltage and frequency modulation during the transfer. On-line systems are used primarily for emergency lighting applications involving HID lights. HID lights require this type of system to continue uninterrupted illumination upon loss of utility power. In the case of standard transfer systems there is a delay of 50 to 100 milliseconds which is compatible with powering incandescent and fluorescent emergency lighting.

As a result of the differences in transfer speed and modulation, fast transfer, double-conversion and Ferroresonant on-line UPS systems are generally used to supply auxiliary power and line conditioning to computers and sensitive electronics in which any loss of power might damage the equipment or cause errors and data losses. Backup power systems, having the slowest transfer speed, are used primarily for emergency lighting systems in which the momentary loss of power does not effect the equipment or its performance in any meaningful way. Both double conversion and Ferroresonant on-line systems provide line conditioning to filter and regulate utility power to clean sine wave. Backup power systems generally offer little or no line conditioning.

PRODUCT PRICES AND REVENUES

The retail product price ranges are as follows: (a) energy efficient lighting from $25 to $175; (b) power protection systems from $150 to more than $90,000;
(c) line conditioning equipment from $1,750 to $22,000; (d) battery chargers from $1,730 to $4,600; and (e) emergency lighting equipment from $2,800 to $90,000.

MANUFACTURING AND SUPPLY

The Company's manufacturing operations, are conducted at its High Bridge, New Jersey facility. Manufacturing includes an order specific customized order processing system for power protection products, and large quantity orders for Astralite products. Production is scheduled on a historical sales basis as well as for specific customer orders. To a limited extent, the Registrant purchases fully assembled UPS systems from two sources for resale in its world-wide distribution network. Subassemblies for the solid-state light emitting diode retrofit kits are manufactured outside the United States with final assembly at High Bridge.

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



                    BALANCE OF PAGE LEFT INTENTIONALLY BLANK

MAINTENANCE AND SERVICE

The Registrant offers warranties on all its products, including parts and labor, that range from one year to twenty-five years prorated, depending upon product type. Products sold by the Company but manufactured by others are covered by Company and original manufacturer's standard warranty and service agreements. For 1996 and 1997 the Registrant had field service expenses of approximately $589,000, and $614,000, respectively.

The Registrant performs service on products through its factory service center at its New Jersey factory or at customer locations. These services may be performed pursuant to a written service contract or upon specific order at various rates. Service on its products sold abroad are usually handled by its foreign distributors.

SALES AND MARKETING

The Company markets its Astralite products directly through a select group of 500 lighting and electrical distributors who focus on energy conservation and long-life lighting. Marketing efforts are directed to plant and facility managers, and energy managers responsible for industrial, commercial, and public buildings such as schools, hospitals, and shopping malls. Astralite maintains sales offices in York, PA, and High Bridge, NJ. In addition, certain Astralite products are sold to original equipment manufacturers.

Astralite products are usually discounted to distributors from 20% to 50%, depending on the product and quantity sold. No one distributor accounted for more than 7% of the Company's net sales for 1997.

The Company markets and sells its power protection and emergency lighting products in the United States and abroad through a network of sales representatives, distributors, and exporters to end-users and original equipment manufacturers. For domestic power protection and emergency lighting product sales, the Company utilizes electrical wholesale distributors and approximately 40 sales representative companies. In the overseas market, the Company relies on approximately 15 distributor/representative companies and approximately 10 exporters to sell its products. In addition, the Registrant makes sales directly to individual end-users and original equipment manufacturers on certain products. No one distributor, representative or original equipment manufacturer accounted for more than 10% of the Company's net sales for 1997.

The Registrant's relationship with its sales representatives is usually governed by a written contract, terminable on 90 days notice. The contract provides for exclusive territorial and product representation and commissions payable to representatives on their sales from 3% up to 20% depending on terms and conditions. The sales representatives do not purchase for their own account and generally will represent other manufacturers but not on competing products. The top 10 representatives accounted for an estimated 9 % of the Company's net sales for 1997.

CUSTOMERS

The Registrant sells its products to numerous customers, ranging in size from small companies to large Fortune 500 corporations. Its customers are end-users, original equipment manufacturers, system integrators, and distributors. Many of the Company's customers are repeat purchasers. None of the Company's customers represent more than 8% of revenues in 1996 and 10% of revenues in 1997. The Company's Astralite and UPS businesses are generally not seasonal, however, the emergency lighting business (approximately 38% of net sales) parallels construction industry cycles.

INTERNATIONAL OPERATIONS

The Registrant's international activities account for approximately 8%, 6%, and 3% of its net sales for 1995,1996, and 1997 respectively.

BACKLOG

As of December 31, 1997 the Registrant's backlog was approximately $533,000 as compared with a backlog of approximately $1,715,000 as of December 31, 1996. No single customer represents more than 14 % and 16 % of such total backlog for December 31, 1997 and December 31, 1996, respectively. Backlog figures generally include written purchase orders and are for products only and not for services. Most orders are generally subject to cancellation. However, in certain cases, particularly in regard to orders for custom products, there are penalty provisions for cancellations.

ENGINEERING

The Registrant maintains an engineering staff whose functions include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. There are presently seven individuals employed at the Registrant's High Bridge, New Jersey location. Engineering and research and development expenses were approximately $290,000 in 1996, and $506,000 in 1997.

The Registrant intends to continue its research and development activities and considers these efforts vital to its future business and prospects. It anticipates significant expansion of such efforts primarily directed toward the development of new energy saving and power protection products and applications, the improvement of existing products, and cost reductions.

In December of 1997, an improved energy saving LED light source was listed by UL for universal application in replacing conventional lighting in exit signs. The Company was the first UL listed manufacturer to meet very stringent code standards that went in effect in August 1997.

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

ITEM 2.  PROPERTY AND FACILITIES

The Registrant leases from Roger Love (a Company director) and Doris Love a building of approximately 60,000 square feet in High Bridge, New Jersey for its manufacturing facilities and executive offices expiring December 31, 1999. Annual rent over the remaining term of the lease is $237,000 per year. The Registrant is also responsible for local property taxes, insurance premiums, and other related expenses. At the end of the lease term, at its option, the Company must either purchase the building or renew the lease for an additional ten (10) years at no increase in rent.

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

The high and low closing bid and asking prices concerning such securities, on a quarterly basis, as furnished by the National Quotation Bureau for the period beginning January 1, 1996 are as follows:

COMMON STOCK (CUWR)

CALENDAR PERIOD                       HIGH AND LOW BID       HIGH AND LOW ASK

1/01/96 to 03/31/96                    9/16      11/16       1 1/4        11/16
04/01/96 to 06/30/96                  1 1/8       9/16      1 3/16        11/16
07/01/96 to 09/30/96                  11/16       9/16      1 1/16          7/8
10/01/96 to 12/31/96                   9/16        1/4      1 1/16         7/16
1/01/97 to 03/31/97                    5/16        1/4         1/2          1/4
04/01/97 to 06/30/97                    1/8        1/8         1/4          1/4
07/01/97 to 09/30/97                    1/8        1/8         1/4          1/4
10/01/97 to 12/31/97                    3/8        1/8         1/2         7/32

Quotations represent prices between dealers, do not include retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.

The number of shareholders of record on March 25, 1997 was 125 per American Stock Transfer and Trust Company shareholder's listing.

The Registrant has not paid any cash dividends on its Common Stock and does not intend to do so in the near future.

                    BALANCE OF PAGE LEFT INTENTIONALLY BLANK

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

REVENUES

Revenues for 1997 were $9,538,000 or 12% below 1996. Sales were down across all product lines. Power protection sales were down by 14% primarily due to lack of custom UPS business compared to prior years. Astralite product sales were down 12% mainly due to lower retrofit kit sales which were negatively affected by a UL code change that went into effect during the third quarter of 1997. In December 1997, the Company became the first manufacturer to obtain a UL listing that meets the new code requirements. Sales of the new product are expected to commence during the first quarter of 1998. The program of investment in new product research and development begun in 1996 continues.

COST OF SALES

Cost of sales for 1997 of $7,518,000 was about 79% of net sales compared to 77% in 1996 after removing the effects of 1996 inventory adjustments. The Company managed its variable cost, primarily direct labor and materials, at slightly improved levels to sales. With an increase in research and development activities, cost as a percent of sales increased.

OPERATING AND OTHER EXPENSES

Selling expenses for 1997 were about $1,137,000 or about $452,000 lower than 1996. This represented about 12% of net sales in 1997 compared to 14.7% in 1996. With a new UL code taking effect in August 1997, the Company reduced its Astralite product sales and marketing expenses pending approval of a new product. This approval was obtained in December 1997, and expenses will be increased in the first quarter of 1998.

General and administrative expenses were approximately $1,187,000 in 1997 compared to $1,137,000 in 1996. Administrative expenses for 1997 included an increase in the cost of insurance, higher UL fees associated with obtaining approval for the Company's new Astralite product retrofit kit, and a one time cost of a three year sales tax audit completed during the year.

Interest expense for 1997 of approximately $391,000 was about 3% below the expense for 1996. The average level of borrowing outstanding was essentially equivalent to 1996, however proceeds from additional related party loans obtained during the year were used to pay down higher interest loans from the asset based lender.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company's investment in Total Assets was about $2,706,000 or $595,000 less than the $3,301,000 reported at December 31, 1996.
The significant components
of the change are (1) a reduction in inventory of $520,000 due to a focus on reducing the number of days of materials on hand, (2) a decrease in accounts receivable of $115,000 (before reserves) due to lower fourth quarter sales ($265,000), partially offset by an increase in the number of days of sales outstanding ($150,000), and, (3) a decrease in its provision for uncollectible accounts of $74,000 as a result of tighter credit controls and monitoring of customer balances. At December 31, 1997, the Company's Liabilities and Stockholders' Equity declined by $595,000 and was essentially comprised of: (1) the loss for the year of $694,000, (2) a reduction in accounts payable, accrued liabilities and deferred revenue of $230,000 due to the elimination of consignment sales which was partially offset by an increase in interest payable resulting from the negotiated deferral of debt service, and which was (3) by an increase in debt outstanding of $331,000.

The Company has two raw material suppliers, one of which is a related party, that provide extended terms. As of December 31, 1997 these vendors were owed a total of about $370,000 of which about $320,000 was outstanding as a result of those terms.

The Company anticipates that borrowings available to it through its revolving credit and inventory term loan facilities along with the agreed continuation of the deferral of debt service for the year negotiated with unsecured debt holders should be sufficient to cover operating cash requirements during 1998. In addition, the Company has obtained a commitment from a major stockholder to supplement working capital should the need arise during 1998.

In order to obtain the 1998 deferral of debt service, the Company agreed to issue 166,079 five year warrants at market price as compensation to debt holders. The warrants are issuable on a prorata basis. In addition, the Company agreed to add a board member to be designated by Readymix (West Indies), Limited.

During the fourth quarter of 1997, the Company had its inventory assessed by an outside appraiser and on the basis of this appraisal was able to obtain a $150,000 increase in the amount of credit available to it under its term loan with the secured asset based lender. The Company received $75,000 during February of 1998, with the remainder available after assessing the first quarter performance.

During 1997, management focused on the programs that were established in its plan for the year. These plans included investing in additional sales resources, establishing a cell manufacturing plan, focusing on new product introductions, and establishing teams to implement practices to lower manufacturing costs. These plans were all implemented with varying degrees of success. The addition of sales resources was accomplished early in the year. However, as it became clear that the new Astralite product introduction planned for the year was going to be delayed, and that the additional sales resources were not capable of paying for themselves, sales and marketing expenses were reduced to meet the expected level of near term sales. Practices were established to lower the cost of manufacturing. The power protection products manufacturing process was redesigned and teams assisted management in determining ways to reduce cost. These initiatives have materially lowered the sales level required to break-even. For example, the total number of Company employees was 80 at year end 1997 compared to 103 at year end 1996.

The Company has determined that it can upgrade its existing computer systems at reasonable conversion and training costs, and can meet a year 2000 implementation date. The Company is investigating other system alternatives in order to ensure that customer as well as management information requirements are met. The cost of compliance and its effect on future results of operations is not anticipated to be material in any given year.

The following recently issued accounting standards will increase financial reporting disclosures, but are not expected to have any impact on the Company's financial position or results of operations. In February 1998, SFAS No. 132 - " Employees' Disclosures about Pensions and Other Postretirement Benefits" was issued and is effective for periods beginning after December 15, 1997. In June 1997, SFAS No. 130 - "Reporting Comprehensive Income" and SAFS No. 131 - "Disclosures about Segments of an Enterprise and Related Information" were issued and are effective for periods beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SAFS No. 130 establishes standards for reporting comprehensive income and its components. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments.

ITEM 7.

FINANCIAL STATEMENTS

The information called for by this item appears at the end of this Form 10-KSB.


ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                    BALANCE OF PAGE LEFT INTENTIONALLY BLANK

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

Certain information about directors, officers and other key personnel of the Registrant is contained in the following table:

NAME                                    TITLE                            AGE
----                                    -----                            ---

Lindsay Gillette                  Chairman of the Board                   39

Hiro Hiranandani(1)               President & CEO                         60

Peter Gillette(2)                 Director                                37

Richard Hobday                    Director                                67

Roger Love                        Director                                65

Kenneth Rind2                     Director                                62

Clarence Wilcox2                  Director                                67

Thomas Marren                     Vice President and CFO, Secretary       52

Leslie Listwa                     Vice President and GM Astralite         40

Paul Kohmescher                   Controller                              46

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

Richard O. Hobday has been a Director of the Company since December 1996. He is an independent consultant. In 1988, he retired as a partner with Arthur Young & Co. (Ernest & Young) accountants. Mr. Hobday is a Director of Ready Mix (West Indies) Ltd., Trinidad Contractors Ltd., and Los Cuevos Resorts Ltd.

Roger Love was a founder of the Company in 1967. He has served as a Director from 1972 to the present. From 1972 to 1994 Mr. Love was President of the Company. He currently is a consultant.

Kenneth Rind has been a Director since 1995. Dr. Rind is Chairman of Oxford Venture Corporation, an independent venture capital management company which he co-founded in 1981. From 1976 to 1981, Dr. Rind was a principal at Xerox Development Corporation responsible for acquisitions and venture capital investments. From 1970 to 1976, he was Vice-President of Corporate Finance at Oppenheimer & Co., and managed its venture capital and high technology corporate finance activities. He is a Director of Medical Sterilization, Inc., Alpha Technologies Group, Inc., Vasomedical, Inc., and ESC Medical Systems, Ltd., and several private companies. Dr. Rind received a bachelor's degree in chemistry from Cornell University and a doctorate in nuclear chemistry from Columbia University.

Clarence Wilcox has been a Director of the Company since 1994. He also has been Chairman and Managing Director of Wilcox Enterprises Limited since 1978. Since 1993 he has been Chairman and Managing Director of Guymar Caribbean Limited. Mr. Wilcox is also Deputy Chairman and Director of MEGA Insurance Company Limited, and a Director of General Packaging Limited.

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

Paul Kohmescher joined the Company in October 1997. Prior to joining the Company Mr. Kohmescher held various financial positions with Area Lighting Research, Inc. He holds a bachelor's degree from Indiana University.

Lindsay Gillette and Peter Gillette are brothers.

No director, officer, of beneficial owner of more than ten percent of any class of equity securities of the Registrant failed to file on a timely basis, reports required by Section 16 (a) during the fiscal year ended December 31, 1997.


                    BALANCE OF PAGE LEFT INTENTIONALLY BLANK

ITEM 10. EXECUTIVE COMPENSATION

The annual and long-term compensation for services performed in all Company related capacities for the fiscal years ended December 31, 1995, 1996, and 1997 of those persons who were, at December 31, 1997, the President and Chief Executive Officer, and other Officers of the Company with annual compensation of $100,000 or greater follows:

                           SUMMARY COMPENSATION TABLE
         Annual Compensation                          Long Term Compensation

Name and                          Salary(7)     Bonus         Deferred
Position              Year        ($'S)         ($'S)     Compensation $'S
----------------------------------------------------------------------------

Hiro Hiranandani(1)   1997      $  75,000                     $25,000
President & CEO       1996      $  49,418

Leslie Listwa(2)      1997      $  80,000
VP & GM Astralite     1996      $  80,066     $  5,655
                      1995      $  80,000     $ 27,000

Louis Massad(3)       1997      $       0
VP Finance            1996      $ 104,500
                      1995      $  75,500

Lindsay Gillette(4)
President & CEO       1997      $       0
                      1996      $  46,646
                      1995      $  93,670     $ 49,150

----------------------------------------------------------------------------
(1)   Appointed President & CEO June 28, 1996.
(2)   Beginning January 1, 1995.
(3)   Resigned effective December 31, 1996
(4) Resigned as President & CEO June 28, 1996. Remained Chairman of the Board of Directors.
[Paul-What about Footnote 7?]



                    BALANCE OF PAGE LEFT INTENTIONALLY BLANK

                            Options and Grants in the Last Fiscal Year
                            ------------------------------------------
                 Number of Securities     % of Total Options/
                 Underlying Options/        SAR's Granted to        Exercise of   Expiration
Name                Sar's Granted        Employees in Fiscal Year   Base Price       Date
----                -------------        ------------------------   ----------       ----
Les Listwa              20,000                    9.0%                $0.25        01/06/07


                    Aggregated Option Fiscal Year End Values
                    ----------------------------------------
                        (There were no exercises in 1997)

                    Number of unexercised Options/   Value of unexercised In-the-Money
                       Warrants at Year-end (#)      Options/Warrants at Year-end ($'s)
Name                  Exercisable/unexercisable          Exercisable/unexercisable
----                  -------------------------          -------------------------
Hiro Hiranandani           251,998/126,001                    63,000/31,500

Les Listwa                   56,000/44,000                       5,600/5000

                                                   Repricing of Warrants
                                                   ---------------------
                            Number of
                            Securities                                                              Length of
                            Underlying     Market Price      Exercise Price                      Original Option
                           Options/SAR's    at Time of        at Time of        New Exercise          Term
Name                Date     Repriced        Repricing         Repricing           Price            Remaining
----                ----     --------        ---------         ---------           -----            ---------

Hiro              02/13/97    125,999          $0.25             $0.33             $.025            9.25 Years
Hiranandani       02/13/97    125,999          $.025             $.040             $.025            9.25 Years
                  02/13/97    126,001          $.025             $.040             $.025            9.25 Years


STOCK OPTION PLAN

Under the Registrant's 1996 incentive stock option plan (the "Plan"), which was approved by Shareholders on January 6, 1997, options to purchase a maximum of 500,000 shares of the Registrant's Common Stock can be granted to officers and other key employees. The Company also had options from a pre-1996 plan outstanding. The terms and condition of both plans are essentially the same. Options are intended to qualify as incentive stock options as defined in Section 422A of the Internal Revenue Code of 1954, as amended by the Tax Reform Act of 1986.

As of December 31, 1997, 160,000 shares of the Plan were outstanding and no shares have vested. Of the pre-1996 stock option plan, 206,000 shares remain outstanding with 156,000 shares vested.

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

OPTION GRANTS IN THE LAST FISCAL YEAR

There were 225,000 stock options granted and 65,000 stock options canceled for individuals that left the Company pursuant to the Registrant's Plan during the fiscal year ended December 31, 1997. Stock appreciation rights are not granted under the Plan.

LONG-TERM INCENTIVE PLAN AWARDS

       The Registrant does not have a long-term incentive plan, other than the Incentive Stock Option Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 25, 1998, those persons including any "group" who is known to the Registrant to be beneficial owners of more than five percent (5%) of the Company's common stock as well as the stock ownership of directors and executive officers. The Company's common stock is the only equity or voting security outstanding.

Name and Address of              Amount and Nature of          Percent of
Beneficial Owner                 Beneficial Ownership(1)         Class
----------------                 ---------------------           -----

Roger Love(2)                            461,199(2)              17.7%
124 W. Main St.
High Bridge, NJ 08829

Mantilla Ltd.                            490,000(3)              18.8%
P.O. Box 173, Road Town
Tortola, B.V.I.

RMC Ltd.                                  510,000                19.6%
Tumpuna Road
Guanapo, Trinidad, WI

Leslie Listwa                              40,000                 1.5%
124 W. Main Street
High Bridge, NJ 08829

All directors and officers
as a group                                501,199                21.9%

(1) Except as otherwise set forth herein, all shares are beneficially owned, and the sole voting and investment power is held by the persons named. Does not give effect to common stock reserved under the Registrant's Incentive Stock Option Plan.
(2) Roger Love has deposited his shares in a voting trust, the trustee of which is Mr. Lindsay Gillette, Chairman of the Board.
(3) Lindsay Gillette, Chairman of the Board and Peter Gillette, a director, are primary owners of Mantilla, Ltd.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company owns a 20% interest in Retrofit, Ltd. ("Retrofit"), of Trinidad, West Indies. Retrofit was established to manufacture components for the Company. In 1996, it began manufacturing LED sub-assemblies for the Company's Astralite business unit. The Company's entire investment in Retrofit consisted of a license of its patented LED retrofit technology. This investment is carried at no value. The majority interest in Retrofit is owned by certain related parties including Messrs Lindsay Gillette and Peter Gillette, directors of the Company. During 1997, the Company purchased approximately $336,000 of material from Retrofit.

The Company leases its principal office and manufacturing facilities from Roger Love and Doris Love under a written lease agreement expiring December 31, 1999. The Company has the option to purchase the building on December 31, 1999 at the then fair market value by payment of 15% cash and the balance payable on a 30 year mortgage bearing interest at the 30 year treasury bond rate. If the option is not exercised, the Company is obligated to renew the lease for an additional 10 year term without rent escalation. The annual rental is $237,000 per year with the Company being responsible for property taxes, insurance, and other related expenses. During 1996 and 1997, the Company recorded $237,000 as rental expense per year.

On June 28, 1996, Mr Hiro Hiranandani, a director and officer of the Company, and a company controlled by Messrs Lindsay Gillette and Peter Gillette, directors of the Company, loaned the Company $300,000 in exchange for term notes, due July 1, 1999, bearing interest at 9-1/2% per annum, payable quarterly. In addition, these investors received a total of 300,000 stock subscription warrants, with an exercise price of $1.00 per share, exercisable from July 1, 1998 through July 1, 2000. Further, as part of the compensation package for Mr Hiranandani, the new President and Chief Executive Officer, 377,999 stock subscription warrants were issued at prices ranging from $.33 to $.40 per share, with exercise periods ranging from June 1, 1996 through June 1, 2006. The Board of Directors repriced these stock subscription warrants to $.25 per share on February 13, 1997.

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

During February 1997, the Company arranged additional bridge financing totaling $280,000 from Hiro Hiranandani, a director and officer of the Company, and a company controlled by Messrs. Lindsay Gillette and Peter Gillette, directors of the Company. The instruments bear interest at 10% per annum and matured on February 1, 1998. At that time the Company elected to exercise its option to extend the notes for l year and issued 800,000 warrants at a price of $0.35 per share in consideration for this extension. To the extent the principal of the notes is not repaid on February 1, 1999, interest will accrue at 14% per annum, thereafter. The warrants expire on February 1, 2006.


As of December 31, 1997, the Company had outstanding principal and interest payable under its various note agreements with related parties and entities totaling $2,468,000. In addition, the total stock subscription warrants outstanding as discussed above totaled 778,000 as of December

31, 1997. In addition, the Company owed Retrofit $176,000 for materials purchased in the ordinary course of business.

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

10.18-Employment Agreement between Registrant and J. Robert Hoeffler, dated May
      1, 1986

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

                                             COMPUTER POWER, INC.


                                             By:/s/ Hiro R. Hiranandani
                                                -------------------------------
                                                Hiro R. Hiranandani, President

Dated: March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

March 27, 1998

/s/ Hiro R. Hiranandani
---------------------------------
Hiro R. Hiranandani, President (CEO) and Director

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

/s/ Lindsay Gillette
---------------------------------
Lindsay Gillette, Chairman of the Board of Directors

/s/ Peter Gillette                           /s/ Clarence Wilcox
---------------------------------            ----------------------------------
Peter Gillette, Director                     Clarence Wilcox, Director

/s/ Roger Love                               /s/ Kenneth Rind
---------------------------------            ----------------------------------
Roger Love, Director                         Kenneth Rind, Director

/s/ Richard Hobday
---------------------------------
Richard Hobday, Director

                       COMPUTER POWER INC. AND SUBSIDIARY


            CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997


                                  TOGETHER WITH


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Computer Power Inc.:


We have audited the accompanying consolidated balance sheet of Computer Power Inc. (a New Jersey corporation) and subsidiary as of December 31, 1997, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Power Inc. and subsidiary as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP


Roseland, New Jersey
April 9, 1998 (except with respect
to the matter discussed in Note 7,
as to which the date is April 13, 1998)

                               COMPUTER POWER INC. AND SUBSIDIARY


                         CONSOLIDATED BALANCE SHEET -- DECEMBER 31, 1997

                                               ASSETS
CURRENT ASSETS:
   Cash                                                                             $   67,300
   Accounts receivable, less allowance of $179,778 for
     doubtful accounts                                                               1,312,819
   Inventories (Note 1)                                                              1,018,098
   Prepaid expenses and other current assets                                            45,204
                                                                                    ----------
                Total current assets                                                 2,443,421
                                                                                    ----------
PROPERTY AND EQUIPMENT, at cost (Note 1):
   Machinery, equipment, vehicles and furniture                                      1,128,797
   Leasehold improvements                                                              333,274
                                                                                    ----------
                                                                                     1,462,071
   Less-Accumulated depreciation and amortization                                    1,199,725
                                                                                    ----------
                                                                                       262,346
                                                                                    ----------
                                                                                    $2,705,767
                                                                                    ==========
                                         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Notes and other debt payable (Note 2)                                            $  899,753
   Current maturities of long-term debt (Note 2)                                        60,000
   Accounts payable                                                                  1,158,435
   Accrued liabilities                                                                 981,427
                                                                                    ----------
                Total current liabilities                                            3,099,615
                                                                                    ----------
LONG-TERM DEBT (Note 2)                                                              2,235,000
                                                                                    ----------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' DEFICIT (Notes 2 and 4):
   Preferred stock, par value $.01 per share; 2,000,000 shares authorized; none issued Common stock, par value $.01 per share; 12,000,000 shares authorized;
     2,602,700 shares issued                                                            26,027
   Capital in excess of par value                                                    3,757,119
   Accumulated deficit                                                              (6,337,306)
   Treasury stock, 24,400 shares, at cost                                              (74,688)
                                                                                    ----------
                                                                                    (2,628,848)
                                                                                    ----------
                                                                                    $2,705,767
                                                                                    ==========

                The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

                       COMPUTER POWER INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                         1997          1996
                                                      ----------    -----------

NET SALES                                             $9,537,967    $10,838,816

COST OF SALES                                          7,518,306      9,600,397
                                                      ----------    -----------

                Gross profit                           2,019,661      1,238,419
                                                      ----------    -----------

OPERATING AND OTHER EXPENSES (Notes 2, 5 and 6):
     Selling expenses                                  1,136,647      1,589,243
     General and administrative expenses               1,186,542      1,137,294
     Interest expense, net                               390,759        403,533
                                                      ----------    -----------
                                                       2,713,948      3,130,070
                                                      ----------    -----------
                Net loss                              $ (694,287)   $(1,891,651)
                                                      ==========    ===========

EARNINGS PER SHARE AVAILABLE TO COMMON
   STOCKHOLDERS (a):
     Basic EPS-
       Net loss                                       $     (.27)   $      (.73)
       Weighted average common shares outstanding      2,578,300      2,578,300


(a) Diluted EPS is not presented for either period as the effect of the inclusion of the potential shares would be antidilutive.


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                       COMPUTER POWER INC. AND SUBSIDIARY


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                   Capital in                                Total
                          Common   Excess of    Accumulated   Treasury     Shareholders'
                          Stock    Par Value      Deficit       Stock        Deficit
                          ------   ----------   -----------   ---------    -------------
BALANCE, December 31,
   1995                   $26,027  $3,757,119   $(3,751,368)  $ (74,688)   $    (42,910)

   Net loss -- 1996             0           0    (1,891,651)          0      (1,891,651)
                          -------  ----------   -----------   ---------    ------------

BALANCE, December 31,
   1996                    26,027   3,757,119    (5,643,019)    (74,688)     (1,934,561)

   Net loss -- 1997             0           0      (694,287)          0        (694,287)
                          -------  ----------   -----------   ---------    ------------

BALANCE, December 31,
   1997                   $26,027  $3,757,119   $(6,337,306)  $ (74,688)   $ (2,628,848)
                          =======  ==========   ===========   =========    ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.


                                     COMPUTER POWER INC. AND SUBSIDIARY


                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                               1997               1996
                                                                            ----------        -------------
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES:
   Net loss                                                                 $ (694,287)       $ (1,891,651)
   Adjustments to reconcile net loss to cash (used for) provided by operating activities-
       Depreciation and amortization                                            59,556              67,874
       Writedown of assets                                                           0             136,000
       Changes in assets and liabilities-
         Accounts receivable, net                                               42,071           1,058,902
         Inventories                                                           520,260           1,050,723
         Prepaid expenses and other current assets                              30,181             174,956
         Accounts payable                                                       48,211            (795,795)
         Accrued liabilities                                                    93,379             239,341
         Deferred revenue                                                     (372,683)            372,683
                                                                            ----------        ------------
                Cash (used for) provided by operating activities              (273,312)            413,033
                                                                            ----------        ------------
CASH USED FOR INVESTING ACTIVITIES --
   Capital expenditures                                                        (58,420)            (79,077)
                                                                            ----------        ------------
                Cash used for investing activities                             (58,420)            (79,077)
                                                                            ----------        ------------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
   Proceeds from issuance of new debt                                          507,527             485,558
   Repayments of debt                                                         (177,014)           (750,995)
                                                                            ----------        ------------
                Cash provided by (used for) financing activities               330,513            (265,437)
                                                                            ----------        ------------
                Increase (decrease) in cash                                     (1,219)             68,519
CASH, beginning of year                                                         68,519                   0
                                                                            ----------        ------------
CASH, end of year                                                              $67,300        $     68,519
                                                                            ==========        ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
     Interest paid                                                          $  188,444        $    268,968
                                                                            ==========        ============


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

         The Company has continued to incur losses and at December 31, 1997 has a working capital deficiency and a shareholders' deficit. Management has implemented several programs to reduce costs and to reduce the break-even point necessary for profitable operations. Management believes that its 1998 budget, which reflects the anticipated results of these programs, is reasonable and attainable and will provide sufficient cash to sustain operations during 1998. In addition, a principal shareholder of the Company has committed to provide additional working capital, if necessary.

       PRINCIPLES OF CONSOLIDATION-

         The consolidated financial statements include the accounts of Computer Power Inc. (the Company) and its wholly-owned subsidiary, Uninterruptible Power Systems, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         In addition, the Company owns a 20% interest in Retrofit, Ltd. a company under the jurisdiction of Trinidad and Tobago, West Indies, which is carried at no value.

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

       ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS-

         Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." (SFAS No. 121) requires that if certain events or changes in circumstances indicate that the carrying value of long-lived assets, identifiable intangibles and goodwill may not by recoverable, an entity must estimate the undiscounted future cash flows expected to result from the use or sale of the asset and record an impairment for the amount by which the carrying value exceeds the discounted fair value. As a result of this the Company wrote-off $136,000 in patents in 1996. The Company does not believe that any such change has occurred in 1997.

       INVENTORIES-

         Inventories, which include material, labor and manufacturing overhead costs, are stated at the lower of cost (first-in, first-out basis) or market and consist of-

            Raw material                                    $  631,220
            Work in process                                    295,248
            Finished goods                                      91,630
                                                            ----------

                                                            $1,018,098
                                                            ==========

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

       NET LOSS PER SHARE-

         Effective for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 - "Earnings per Share." The adoption of SFAS No. 128 requires the presentation of Basic Earnings per Share and Diluted Earnings per Share. Basic Earnings per Share is based on the average number of common shares outstanding during the year. Diluted Earnings per Share is based on the average number of common shares outstanding during the year plus the common share equivalents related to outstanding stock options. The weighted average number of shares used in computing basic loss per share was $2,578,300 in both 1997 and 1996. Diluted EPS is not presented for either period as the effect of the inclusion of the potential shares would be antidilutive.

       RECLASSIFICATIONS-

         Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year presentation.


(2)  DEBT:
       At December 31, 1997, notes and other debt payable include amounts due to related parties and other lenders as follows-
          Revolving credit agreement maturing January 31, 1999, bearing
             interest at prime (8.5% at December 31, 1997) plus 3.5%                        $  752,184(a)(c)
          Subordinated, unsecured note payable due October 31, 1997
             bearing interest at 10%                                                            32,000(b)
          Subordinated, unsecured notes payable to a director
             due October 31, 1997 bearing interest at 10%                                       19,000(b)
          Subordinated, unsecured demand note, bearing interest at 8%                           96,569(b)
                                                                                            ----------

                          Total notes and other debt payable                                $  899,753
                                                                                            ==========

       Long-term debt consists of the following at December 31, 1997-

          Term loan, bearing interest at prime (8.5% at December 31, 1997) plus
             3.5%, with monthly installments of $5,000 due
             December 31, 2002                                                              $  300,000
          Subordinated, unsecured notes to a related entity due July 1, 1999
             bearing interest at 9.5%, with quarterly interest payments                        565,000(b)
          Subordinated, unsecured note payable to a director due July 1, 1999,
             bearing interest at 9.5%, with quarterly interest payments                        150,000(b)
          Subordinated note, bearing interest at prime (8.5% at December 31, 1997)
             plus 4%, payable in monthly installments of $19,444 plus interest
             from September 1, 1997, due August 1, 2000                                        700,000(b)
          Convertible debenture, bearing interest at 9.5%, payable in monthly installments plus interest from July 1, 1997
             until November 2000                                                               300,000(b)(d)
          Subordinated, unsecured note to a related entity due February 1, 1998,
             bearing interest at 10%, with quarterly interest payments                         250,000(b)(d)
          Subordinated, unsecured note payable to a director due February 1, 1998,
             bearing interest at 10%, with quarterly interest payments                          30,000(b)
                                                                                            ----------
                                                                                             2,295,000
          Less- Current maturities                                                              60,000
                                                                                            ----------
                            Long-term debt                                                  $2,235,000
                                                                                            ==========

         (a) The revolving credit agreement provides for maximum borrowings of 85% of eligible accounts receivable, as defined. The maximum amount, including any amounts outstanding under the term loan, is $2,000,000. As of December 31, 1997, approximately $240,000 of additional borrowings were available under this agreement.

         (b) The individual or company holding this note has agreed to the deferral of all principal and interest until January 1, 1999.

         (c) The revolving credit agreement, which was due to mature on December 31, 1997, was extended to January 31, 1999. Warrants to purchase 100,000 shares of common stock at an exercise price of $.40 per share which were attached to the agreement and scheduled to expire on December 31, 1997 were extended to January 31, 1999. The estimated value of these warrants will be recorded as interest expense from January 1, 1998 through January 31, 1999. The warrants expire on January 31, 1999.

         (d) In the event that the Company does not pay the principal and interest on February 1, 1998, the maturity date will be extended to February 1, 1999. In such case, the company would issue the note holders warrants to purchase 800,000 shares of common stock at an exercise price of $.35 per share. The estimated value of these warrants will be recorded as interest expense from February 1, 1998 through January 31, 1999. The warrants expire on February 1, 2001. To the extent the principal of the notes are not repaid on February 1, 1999, interest will accrue at 14% per annum thereafter.

       The aggregate maturities of long-term debt giving effect to the deferred principal obligations discussed above, are as follows-

         1998                                          $   60,000
         1999                                           1,830,694
         2000                                             284,306
         2001                                              60,000
         2002                                              60,000
                                                       ----------

                                                       $2,295,000
                                                       ==========

       Substantially all of the Company's assets have been pledged as security under the related debt.

(3)  INCOME TAXES:

       A reconciliation of the consolidated provision for income taxes in the accompanying statements of operations to that which would be computed at the U. S. statutory rate is as follows-

                                                                            1997          1996
                                                                         ----------    ----------

          Tax (benefit) provision at statutory rate                      $ (306,000)   $ (640,000)
          Provision for valuation allowance                                 306,000       640,000
                                                                         ----------    ----------

          Income tax provision recorded in the financial statements      $        0    $        0
                                                                         ==========    ==========

       Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The components of the deferred tax asset at December 31, 1997 are as follows-

          Accrued interest                                     $  169,000
          Depreciation                                             96,000
          Reserve for slow moving inventory                        77,000
          Allowance for doubtful accounts                          72,000
          Accrued warranty costs                                   49,000
          Accrued vacation                                         25,000
          Operating loss carryforwards                          2,573,000
                                                               ----------
                                                                3,061,000

          Less- Valuation allowance                            (3,061,000)
                                                               ----------
                          Net deferred tax asset               $        0
                                                               ==========

       In accordance with SFAS 109, the Company has evaluated its ability to realize tax benefits associated with its temporary differences and operating loss carryforwards. Based on its operating history, the Company has provided a valuation allowance of 100% against the estimated tax benefits associated with the operating loss carryforwards and other temporary differences.

       At December 31, 1997, the Company has operating loss carryforwards of approximately $6,434,000 for income tax return purposes that are available to offset future taxable income through 2009.

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

         On January 6, 1997, the Company's stockholders approved a 1996 stock option plan with the same terms and conditions as the pre-1996 plan. On that date 195,000 options were granted at a price of $.25 per share. On November 18, 1997 30,000 additional options were granted at a price of $.125 per share. As of December 31, 1997, 340,000 shares of the Company's authorized but unissued common stock were reserved for the potential issuance of stock options.

       A summary of the activity in options under the stock option plans are as follows-

                                                                    1997           1996
                                                                  --------       -------
            Number of shares under stock option plans-
               Outstanding at beginning of year                    233,000       295,000
               Granted                                             225,000             0
               Exercised                                                 0             0
               Canceled                                            (92,000)      (62,000)
                                                                   -------       -------

               Outstanding at end of year                          366,000       233,000
                                                                   =======       =======

               Available for grant at end of year                  340,000       267,000
               Exercisable at end of year                          156,000       148,000

            Weighted average exercise price-
               Granted                                                 .23            --
               Exercised                                                 -            --
               Canceled                                                .29           .40
               Outstanding at end of year                              .32           .40
               Exercisable at end of year                              .40           .40
               Weighted average fair value of options granted
                 during the period                                     .21           .65


                                                                          Options Outstanding
                                               ----------------------------------------------------------------------------
                                                                                 Weighted Average          Weighted Average
                                                Number Outstanding                   Remaining              Exercise Price
        Range Of Exercise Prices               At December 31, 1997              Contractual Life
        ------------------------               --------------------              ----------------          ----------------

               $.125-.250                             160,000                        9.2 years                   $.23
               $.251-.40                              206,000                        5.3 years                   $.40

                                                               Options Exercisable
                                               --------------------------------------------------
                                                Number Outstanding               Weighted Average
        Range Of Exercise Prices               At December 31, 1997               Exercise Price
        ------------------------               --------------------              ----------------

               $.40                                   156,000                        $.40

       WARRANTS-

         On June 21, 1996, 778,000 warrants to purchase shares of the Company's common stock were granted to two members of the Board of Directors at varying prices ranging from $.33 to $1.00. In addition, 25,000 warrants to purchase shares of the Company's common stock were granted to an outside shareholder for consulting services at an exercise price of $1.00. On February 13, 1997, all warrants issued subsequent to and including June 1, 1996 were repriced to $.25 per share. As of December 31, 1997 and 1996 total warrants outstanding were 932,999 and 1,082,999, respectively.

       PRO FORMA INFORMATION-

         The Company maintains an Incentive Stock Option Plan (the "Plan") which reserves shares of the Company's common stock for issuance to Company officers, key employees and other eligible persons as determined by the Board of Directors, In 1996, the Company adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the plan. Had compensation expense for the warrants and the options which vested in 1997 and 1996 under the Company's plan been determined based on the fair value at the grant date commensurate with the provisions of SFAS No. 123, the Company's net loss per share for 1997 and 1996, respectively, would have been increased to the pro forma amounts indicated below-

                                              1997                 1996
                                           ----------          -------------

            Net income-
               As reported                 $ (694,000)         $ (1,891,000)
               Pro forma                   $ (969,000)         $ (2,143,000)

            Basic earnings per share-
               As reported                 $     (.27)         $       (.73)
               Pro forma                   $     (.38)                (0.83)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1997 and 1996, respectively: dividend yield of 0% and 0%; expected volatility of 149%, and 88%; risk-free interest rate of 6% and 7.84% and expected lives of 5 and 10 years.

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

       The minimum annual rentals under the terms of the lease were as follows as of December 31, 1997-

           1998                                         $237,000
           1999                                          237,000

       Rental expense amounted to $237,000 in both 1997 and 1996.

       During 1997, the Company purchased approximately $336,000 of material from Retrofit, a company in which two directors of the Company own a majority interest. At December 31, 1997, approximately $178,000 was payable of Retrofit.

(6)  BENEFIT PLAN:

       The Company maintains a 401(k) plan which covers all eligible employees. Participants may elect to contribute up to 20% of their annual compensation, as defined, not to exceed the applicable limitations under the Internal Revenue Code. The Company provides a matching contribution of 25% of participant contributions, up to a maximum of 8% of the participant's compensation. Total 401(k) expense was $19,000 and $21,000 for the years ended December 31, 1997 and 1996, respectively.

(7)  SUBSEQUENT EVENT:

       On April 13, 1998 the Company's Board of Directors approved the issuance of 166,079 warrants to the various companies and individuals who agreed to the deferral of principal and interest related to certain debt as discussed in Note 2. The exercise price of the warrants will be the market value of the Company's stock on April 13, 1998. All warrants vest immediately and expire on April 13, 2003. The estimated value of these warrants will be recorded as interest expense during 1998.