Form 10QSB
period 1998-03-31
COMPUTER POWER INC
filed 1998-05-20
CIK 792986

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending March 31, 1998
                           Commission File No. 0-15927


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the prior twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
YES  [X];  NO  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date prior to filing: May 7, 1998; $0.01 par value per share; 2,602,700 shares of Common Stock.

                                 Index on Page 2
                           Total number of pages - 13

                        COMPUTER POWER, INC. & SUBSIDIARY

                                      INDEX

Part I   Basis of Presentation of Financial Statements.........................3

         BALANCE SHEETS
                  As of March 31, 1998 and December 31, 1997...................4

         STATEMENTS OF OPERATIONS
                  For the three months ended March 31, 1998 and 1997...........5

         STATEMENTS OF CASH FLOWS
                  For the three months ended March 31, 1998 and 1997...........6

         NOTES TO FINANCIAL STATEMENTS.........................................7

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION................9

Part II  Other Information....................................................11

Signatures....................................................................12

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

         The financial information included in this report has been prepared in conformity with the accounting principles reflected in the financial statements included in the Form 10-KSB as filed with the Securities and Exchange Commission. Reference should be made to the notes to those financial statements for a description of significant accounting policies, commitments and other pertinent financial information.

                                  COMPUTER POWER, INC. & SUBSIDIARY

                                     CONSOLIDATED BALANCE SHEETS
                             AS OF MARCH 31, 1998 AND DECEMBER 31, 1997

                                                                          March  31    December  31
                                                                             1998          1997
ASSETS                                                                   (Unaudited)
---------------------------------------------------------------------------------------------------
CURRENT ASSETS
         Cash and Cash Equivalents                                       $    67,275    $    67,300
         Accounts Receivable, less allowances of $181,869 at
           March 31, 1998 and $179,778 at December 31, 1997                1,513,904      1,312,819
         Inventories                                                       1,077,473      1,018,098
         Prepaid Expenses and Other Current Assets                            33,886         45,204
                           Total Current Assets                            2,692,538      2,443,421
                                                                         -----------    -----------

PROPERTY, PLANT AND EQUIPMENT, at cost
         Machinery, Equipment, and Furniture                               1,158,256      1,128,797
         Leasehold Improvements                                              333,274        333,274
                                                                         -----------    -----------
                                                                           1,491,530      1,462,071

         Less: Accumulated Depreciation and Amortization                  (1,214,949)    (1,199,725)
                                                                         -----------    -----------
                           Net Property, Plant and Equipment                 276,581        262,346
                                                                         -----------    -----------

TOTAL ASSETS                                                             $ 2,969,119    $ 2,705,767
                                                                         ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
---------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
         Notes and Other Debt Payable                                    $ 1,677,774    $   899,753
         Current Maturities of Long Term Debt                                538,196         60,000
         Accounts Payable                                                  1,275,541      1,158,435
         Accrued Liabilities                                               1,076,363        981,427
                                                                         -----------    -----------
                           Total Current Liabilities                       4,567,874      3,099,615

LONG TERM DEBT                                                             1,176,804      2,235,000
                           Total Liabilities                               5,744,678      5,334,615

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' DEFICIT

         Preferred Stock, par value $0.01 per share;  2,000,000 shares
           authorized, none issued                                                 0              0
         Common Stock, par value $0.01 per share; 12,000,000 shares
           authorized; 2,602,700 shares issued                                26,027         26,027
         Capital in Excess of Par                                          3,757,119      3,757,119
         Accumulated Deficit                                              (6,484,017)    (6,337,306)
         Treasury Stock, 24,400 shares, at cost                              (74,688)       (74,688)
                                                                         -----------    -----------

                           Total Equity                                   (2,775,559)    (2,628,848)
                                                                                        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                              $ 2,969,119    $ 2,705,767
                                                                         ===========    ===========

         The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                        COMPUTER POWER, INC. & SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              1998           1997
                                                          ==========================

NET SALES                                                 $ 2,046,052    $ 2,569,861

COST OF SALES                                               1,553,003      2,033,526
                                                          -----------    -----------

         GROSS PROFIT                                         493,049        536,335
                                                          -----------    -----------

OPERATING AND OTHER EXPENSES
   Selling Expenses                                           259,612        345,598
   General and Administrative Expenses                        276,790        258,966
   Interest Expense, net (Note 5)                             103,358         86,688
                                                          -----------    -----------
         TOTAL OPERATING AND OTHER EXPENSES                   639,760        691,252
                                                          -----------    -----------

NET (LOSS)                                                $  (146,711)   $  (154,917)
                                                          ===========    ===========

EARNINGS PER SHARE AVAILABLE TO COMMON
         SHAREHOLDERS (a):
           Basic EPS-
             Net loss                                     $      (.06)   $      (.06)

             Weighted average common shares outstanding     2,578,300      2,578,300


(a) Diluted EPS is not presented for either period as the effect of the inclusion of the potential shares would be antidilutive.

         The accompanying notes to the consolidated financial statements are an integral part of the financial statements.

                        COMPUTER POWER, INC. & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                March 31
                                                                --------
                                                            1998         1997
                                                          ======================

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:

Net Loss                                                  $(146,711)   $(154,917)

Adjustments to reconcile net loss to cash provided by (used for) operating activities

Depreciation & Amortization                                  15,224       13,615

Changes in Current Assets and Liabilities

         Accounts Receivable                               (201,085)    (237,172)
         Inventories                                        (59,375)     289,538
         Prepaid Expenses and Other Current Assets           11,318        9,801
         Accounts Payable                                   117,106        1,079
         Accrued Liabilities & Deferred Revenue              94,936      (93,595)
                                                          ---------    ---------
                  Cash Used for Operating Activities       (168,587)    (171,651)

CASH USED FOR INVESTING ACTIVITIES:

Capital Expenditures                                        (29,459)     (18,075)
                                                          ---------    ---------

                  Cash Used for Investing Activities        (29,459)     (18,075)

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:

         Proceeds from Issuance of Debt                     198,021      270,385
         Repayment of Debt                                        0      (71,601)
                                                          ---------    ---------

                  Cash Provided by Financing Activities     198,021      198,784
                                                          ---------    ---------

(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                  (25)       9,058

CASH & CASH EQUIVALENTS, beginning of period                 67,300       68,519
                                                          ---------    ---------

CASH & CASH EQUIVALENTS, end of period                    $  67,275    $  77,577
                                                          =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Income Taxes Paid                                $       0    $       0

         Interest Paid                                    $  35,805    $  33,413

       The accompanying notes to the consolidated financial statements are an integral part of the financial statements.

                        COMPUTER POWER, INC. & SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

   Note 1: The financial information as of March 31, 1998 and the three months ended March 31, 1998 are unaudited but, in the opinion of the Company, all adjustments necessary to present fairly the financial position and the results of operations for these periods have been made. Reference should be made to the notes to the financial statements included in the Company's Form 10- KSB for a description of significant accounting policies, commitments and other pertinent financial information.

   Note 2: Inventories, which include material, labor and manufacturing overhead costs, are stated at the lower of cost (on a first in, first out basis) or market.

   Note 3: At March 31, 1998, and December 31, 1997, notes payable and other current debt included amounts due to related parties and other lenders as follows:

                                                                                    March 31         December 31
                                                                                    ----------------------------
                                                                                      1998               1997
                                                                                      =======================
                  Revolving  credit  agreement  due  January 31,  1999,  bearing interest at prime plus 3.5% on the first  $500,000  and 3%
                      on any additional balance inclusive of the term loan         $   875,205        $ 752,184
                  Term loan, due January 31, 1999 with monthly installments  of
                      $5,000  per month  bearing  interest  at prime plus 3.5%
                      for the  first  $500,000  and plus 3% on any  additional
                      balance  inclusive  of the  revolving  credit  agreement         375,000                0
                  Subordinated, unsecured note payable to a related entity due
                      February 1, 1998, bearing interest at 10%                        250,000                0
                  Subordinated, unsecured demand note, bearing interest at 8%           96,569           96,569
                  Subordinated, unsecured note payable due October 31,1997
                      bearing interest at 10%, with quarterly interest payments         32,000           32,000
                  Subordinated, unsecured note payable to a director due
                       February 1, 1998, bearing interest at 10%                        30,000                0
                  Subordinated, unsecured note payable to a director due
                      October 31, 1997 bearing interest at 10%                          19,000           19,000
                                                                                   -----------        ---------


                           Total Notes and Other Debt Payable                      $ 1,677,774        $ 899,753
                                                                                   -----------        ---------


      Long-term debt consists of the following at March 31,1998 and December 31, 1997:

                                                                                    March 31 December 31
                                                                                    --------------------
                                                                                   1998              1997
                                                                                   ======================

               Subordinated note, due August 1, 2000 bearing interest
                  at prime plus 4%, payable monthly                            $  700,000        $  700,000
               Subordinated, unsecured notes to a related entity due
                  July 1, 1999 bearing interest at 9.5%, with
                  quarterly interest payments                                     565,000           565,000
               Term loan, due January 31, 1999 with monthly installment
                  of $5,000 per month bearing interest at prime plus 3.5%
                  for the first $500,000 and plus 3% on any additional
                  balance inclusive of the revolving credit agreement                   0           300,000
                Convertible debenture, due November 2000 bearing
                  interest at 9.5%, payable monthly                               300,000           300.000
               Subordinated, unsecured note payable to a related
                  entity due February 1, 1998, bearing interest at 10%,
                  with quarterly interest payments                                      0           250,000
               Subordinated, unsecured note payable to a director due
                  July 1, 1999, bearing interest at 9.5%,
                  with quarterly interest payments                                150,000           150,000
               Subordinated, unsecured note payable to a director due
                  February 1, 1998, bearing interest at 10%, with
                  quarterly interest payments                                           0            30,000
                                                                               ----------        ----------
                           Total Long Term Debt                                 1,715,000         2,295,000

               Less: Current Portion                                              538,196            60,000
                                                                               ----------        ----------

                           Net Long Term Debt                                  $1,176,804        $2,235,000
                                                                               ==========        ==========

                        COMPUTER POWER, INC. & SUBSIDIARY

              The Company has a revolving credit agreement and a term loan with an asset based lender.

              The revolving credit agreement provides for a maximum borrowing of 85% of eligible accounts receivable, as defined. The total amount of revolving credit and term loan borrowing is capped at $2,000,000

              Except for the revolving credit agreement and the term loan, the Company has obtained a deferral on its debt service through year end 1998. The Company continues to accrue interest on the deferred debt and its interest.

   Note 4. At March 31, 1998 the Company had 1,899,079 stock subscription warrants and 356,000 stock options outstanding. The stock subscription warrants are exercisable at various prices ranging from $0.25 to $0.40 per share. The exercise period for the warrants ranges from June 1, 1996, through June 1, 2006. The stock options were issued under an approved stock option plan at market prices at the time of issue. At March 31, 1998, no warrants or options were determined to be common stock equivalents because the average market price for the first quarter of 1998 was lower than the exercise price of the warrants and options. During the first quarter of 1998 the company determined that 966,080 warrants had to be issued in exchange for the deferral of debt service through year end 1998.

   Note 5. The Company determined that the cost of the warrants that were issued in exchange for the deferral of debt service referenced in note 4 was not material. The value was determined, and confirmed by an outside consultant, using the Black-Scholes option pricing model and included estimates of the Company's stock price, its volatility based on the average closing bid price for the period December 1996 to December 1997, a risk free rate of return of 5.8%, and an exercise period of five years.

   Note 6. The Company owns a 20% interest in Retrofit, Ltd. ("Retrofit"), of Trinidad, West Indies. Retrofit began manufacturing LED sub-assemblies for the Company's Astralite business unit in 1996. The Company's entire investment consisted of a license of its patented LED retrofit technology. This investment is carried at no value. The majority interest in Retrofit is owned by a related party.



                    BALANCE OF PAGE INTENTIONALLY LEFT BLANK

                        COMPUTER POWER, INC. & SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND OPERATING RESULTS

1.  GENERAL COMMENTS

The Company recorded a loss of $147,000 during the first quarter of 1998, or ($.06) per share compared to a loss of $155,000 or ($.06) per share during the first quarter of 1997. Sales for the first quarter of 1998 were approximately $524,000 lower than the first quarter of 1997, however, the Company was able to completely offset this decline due to cost reduction actions taken during the last half of 1997.

2. REVENUES

For the three months ended March 31, 1998 net sales were $2,046,000 or 20% below the first quarter of 1997. The Astralite division, the primary cause of this decline, experienced a 41% reduction in sales due to a UL code change which required the Company to discontinue the manufacturing of its LED Retrofit Kit product line as of August 1997. In January 1998, the Company introduced the first and only LED Retrofit Kit to meet the new stringent UL code requirements and began shipments in February 1998. The Power Protection Division experienced an 11% decline in sales primarily due to a planned phase out of the non-profitable custom UPS business. The program of investment in new product research and development which began in 1996 continues.

3. COST OF SALES

Cost of sales for the first quarter 1998 of $1,553,000 was approximately 76% of net sales compared to 79% for the same period last year. The Company has continued to manage its variable costs, primarily direct labor and material, at slightly improved levels with respect to sales. Research and development activities as a percentage of sales have increased in the first quarter of 1998 as compared to the same quarter in 1997.

4. OPERATING AND OTHER EXPENSES

Selling expenses were about $260,000 for the first quarter of 1998 versus approximately $346,000 for the same period in 1997. The Company kept its expenses at approximately 13% of net sales for both periods. With the anticipated decrease in sales the Company reduced its costs in 1998 as compared to the same period in 1997.

General and administrative expenses were approximately $277,000 in 1998 compared to $259,000 in the same quarter in 1998. The primary reason is because the Company exceeded its bad debt collection projection in 1997.

Interest expense for the first quarter of 1998 was $103,000 compared to $87,000 in 1997. The increase primarily resulted from an increase in debt incurred by the company. The cost of the warrants issued in exchange for the deferral of debt service through year 1998 was determined to be immaterial (see notes 4 &
5).

5. LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company's investment in Total Assets was approximately $2,969,000 or $263,000 more than the $2,706,000 reported at December 31, 1997.
The significant components of the change are (1) increase in Accounts Receivable of $201,000 due to an increase in days sales outstanding, and (2) an increase in inventory of $59,000 due to a longer operating cycle time in one product line. At March 31, 1998, the Company's Liabilities and Stockholders' Equity increased by $263,000 and was essentially comprised of: (1) an increase in borrowing of $198,000, (2) an increase in Accounts Payable and Accrued Liabilities of

                        COMPUTER POWER, INC. & SUBSIDIARY

$212,000, due to special terms with certain vendors and an increase in deferred interest, which was partially offset by (3) the loss for the quarter of $147,000.

         The company has two raw material suppliers, one of which is a related party, that provide extended terms. As of March 31, 1998 these vendors were owed a total of approximately $358,000 of which approximately $271,000 was outstanding as a result of those terms.

         The Company anticipates that borrowing available to it through its revolving credit agreement and term loan facilities along with the negotiated deferral of debt service for the year should be sufficient to cover operating cash requirements during 1998 (see Note 5 to the Financial Statements). In addition, the Company has obtained a commitment from a major stockholder to supplement working capital should the need arise in 1998.

         There were 2,578,300 diluted weighted average common shares outstanding in each period. For the three months ending March 31, 1998, and 1997 the effects of options and warrants were not considered when calculating fully diluted earnings per share, since the results would have been anti-dilutive.



                    BALANCE OF PAGE LEFT INTENTIONALLY BLANK

                        COMPUTER POWER, INC. & SUBSIDIARY


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

            None

ITEM 2. CHANGE IN SECURITIES:

            None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

            None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

            None.

ITEM 5. OTHER INFORMATION:

            None

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


                        COMPUTER POWER, INC. & SUBSIDIARY



Date: May 8, 1998     /s/ HIRO HIRANANDANI
                      ---------------------------------------
                          Hiro Hiranandani - President & Chief Executive Officer



Date: May 8, 1998     /s/ THOMAS E. MARREN, JR.
                      ---------------------------------------
                          Thomas E. Marren, Jr. - V.P & Chief Financial Officer