Form 10QSB
period 1998-06-30
COMPUTER POWER INC
filed 1998-08-13
CIK 792986

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ending JUNE 30, 1998
                           Commission File No. 0-15927


                               COMPUTER POWER INC.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date prior to filing: JULY 27, 1998; $0.01 par value per share; 2,602,700 shares of Common Stock.

                                 Index on Page 2
                           Total number of pages - 13

                        COMPUTER POWER INC. & SUBSIDIARY

                                      INDEX

Part I Basis of Presentation of Financial Statements...........................3

       BALANCE SHEETS
         As of June 30, 1998 and December 31, 1997.............................4

       STATEMENTS OF OPERATIONS
         For the three and six months ended June 30, 1998 and 1997.............5

       STATEMENTS OF CASH FLOWS
         For the three and six months ended June 30, 1998 and 1997.............6

       NOTES TO FINANCIAL STATEMENTS...........................................7

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION.........................9

Part II  Other Information....................................................11

Signatures....................................................................12

                        COMPUTER POWER INC. & SUBSIDIARY

                         PART I - FINANCIAL INFORMATION

                  BASIS OF PRESENTATION OF FINANCIAL STATEMENTS


         The financial statements set forth herein are unaudited for the three and six month periods ended June 30, 1998 but, in the opinion of the Company, all adjustments necessary to present fairly the financial position and the results of operations for these periods have been made.

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


                                  COMPUTER POWER INC. & SUBSIDIARY


                                     CONSOLIDATED BALANCE SHEETS
                              AS OF JUNE 30, 1998 AND DECEMBER 31, 1997

                                                                           June 30,     December 31,
                                                                            1998            1997
ASSETS                                                                   (Unaudited)
                                                                         -----------    -----------
Current Assets
         Cash and Cash Equivalents                                       $    62,838    $    67,300
         Accounts Receivable, less allowances of $191,978 at
         June 30, 1998 and $179,778 at December 31, 1997                   1,327,991      1,312,819
         Inventories                                                       1,083,463      1,018,098
         Prepaid Expenses and Other Current Assets                            37,425         45,204
                                                                         -----------    -----------
                  Total Current Assets                                     2,511,717      2,443,421

PROPERTY, PLANT AND EQUIPMENT, at cost
         Machinery, Equipment, and Furniture                               1,171,056      1,128,797
         Leasehold Improvements                                              333,274        333,274
                                                                         -----------    -----------

                                                                           1,540,330      1,462,071

         Less: Accumulated Depreciation and Amortization                  (1,231,062)    (1,199,725)
                                                                         -----------    -----------
         Net Property, Plant and Equipment                                   273,268        262,346
                                                                         -----------    -----------


TOTAL ASSETS                                                             $ 2,784,985    $ 2,705,767
                                                                         ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
         Notes and Other Debt Payable                                    $ 1,549,850    $   899,753
         Current Maturities of Long Term Debt                                621,527         60,000
         Accounts Payable                                                  1,329,025      1,158,435
         Accrued Liabilities                                               1,114,653        981,427
                                                                         -----------    -----------
                  Total Current Liabilities                                4,615,055      3,099,615

LONG TERM DEBT                                                             1,093,473      2,235,000
                                                                         -----------    -----------
                  Total Liabilities                                        5,708,528      5,334,615

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' DEFICIT

         Preferred Stock, par value $0.01 per share;  2,000,000 shares
         authorized, none issued                                                   0              0
         Common Stock, par value $0.01 per share; 12,000,000 shares
         authorized; 2,602,700 shares issued                                  26,027         26,027
         Capital in Excess of Par                                          3,757,119      3,757,119
         Accumulated Deficit                                              (6,632,001)    (6,337,306)
         Treasury Stock, 24,400 shares, at cost                              (74,688)       (74,688)
                                                                         -----------    -----------

                  Shareholder's Deficit                                   (2,923,543)    (2,628,848)
                                                                         -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                              $ 2,784,985    $ 2,705,767
                                                                         ===========    ===========

                   The accompanying notes to the consolidated financial statements are an integral part of these financial statements.


                                       COMPUTER POWER INC. & SUBSIDIARY

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      --------------------------    --------------------------
                                                               June 30,                       June 30,
                                                         1998           1997           1998            1997
                                                      -----------    -----------    -----------    -----------
NET SALES                                             $ 2,032,412    $ 2,517,551    $ 4,078,464    $ 5,090,199

COST OF SALES                                           1,575,447      2,060,706      3,128,450      4,097,020
                                                      -----------    -----------    -----------    -----------

         GROSS PROFIT                                     456,965        456,845        950,014        993,179


OPERATING AND OTHER EXPENSES
         Selling Expenses                                 239,880        316,634        499,492        662,232

         General and Administrative Expenses              260,061        306,526        536,851        565,492
         Interest Expense, net                            105,008         91,747        208,366        178,434
                                                      -----------    -----------    -----------    -----------

                TOTAL OPERATING AND OTHER EXP             604.949        714,907      1,244,709      1,406,158

NET (LOSS)                                            $  (147,984)   $  (258,062)   $  (294,695)   $  (412,979)
                                                      ===========    ===========    ===========    ===========

EARNINGS PER SHARE AVAILABLE TO COMMON
         SHAREHOLDERS (a):
          Basic EPS-
            Net loss                                  $      (.06)   $      (.10)   $      (.11)   $      (.16)


         Weighted average common shares outstanding     2,578,300      2,578,300      2,578,300      2,578,300


(a) Diluted EPS is not presented for either period, as the effect would be antidilutive.

                      The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                               COMPUTER POWER INC. & SUBSIDIARY

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                           (UNAUDITED)

                                                                                 JUNE 30,
                                                                          ----------------------
                                                                            1998          1997
                                                                          ---------    ---------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:

Net Loss                                                                  $(294,695)   $(412,979)

Adjustments to reconcile net loss to cash used for operating activities

Depreciation & Amortization                                                  31,337       28,145

Changes in Current Assets and Liabilities

                  Accounts Receivable                                       (15,172)    (243,395)
                  Inventories                                               (65,365)     480,463
                  Prepaid Expenses and Other Current Assets                   7,779       29,165
                  Accounts Payable                                          170,590      (24,976)
                  Accrued Liabilities                                       133,226      (66,988)
                                                                          ---------    ---------
                           Cash Used for Operating Activities               (32,300)    (210,565)

CASH USED FOR INVESTING ACTIVITIES:

Capital Expenditures                                                        (42,259)     (52,548)
                                                                          ---------    ---------

                  Cash Used for Investing Activities                        (42,259)     (52,548)

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES:

                  Proceeds from Issuance of Debt                            100,097      352,320
                  Repayment of Debt                                         (30,000)     (75,640)
                                                                          ---------    ---------

                           Cash Provided by Financing Activities             70,097      276,680
                                                                          ---------    ---------

(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                               (4,462)      13,567

CASH & CASH EQUIVALENTS, beginning of period                                 67,300       68,519
                                                                          ---------    ---------

CASH & CASH EQUIVALENTS, end of period                                    $  62,838    $  82,086
                                                                          =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         Income Taxes Paid                                                $       0    $       0

         Interest Paid                                                    $  71,626    $  67,706


               The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                        COMPUTER POWER INC. & SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

Note 1: The financial information as of June 30, 1998 and the three and six months ended June 30, 1998 are unaudited but in the opinion of the Company, all adjustments necessary to present fairly the financial position and the results of operations for these periods have been made. Reference should be made to the notes to the financial statements included in the Company's Form 10-KSB for a description of significant accounting policies, commitments and other pertinent financial information.

Note 2: Inventories, which include material, labor and manufacturing overhead costs, are stated at the lower of cost (on a first in, first out basis) or market.

Note 3: At June 30, 1998 and December 31, 1997, notes payable and current debt included amounts due to related parties and other lenders as follows:

                                                                             June 30,   December 31,
                                                                               1998         1997
         Revolving  credit  agreement  due January 31,  1999,bearing interest at prime plus 3.5% on the first $500,000 and 3%
           on any additional balance inclusive of the term loan             $  777,281   $  752,184
         Term loan, due January 31, 1999 with monthly installments of
           $5,000 per month bearing interest at prime plus 3.5%
           for the first  $500,000 and prime plus 3% on any  additional
           balance inclusive  of the  revolving  credit  agreement             345,000            0
         Subordinated, unsecured note payable to a related entity due
           February 1, 1998, bearing interest at 10%                           250,000            0
         Subordinated, unsecured demand note, bearing interest at 8%            96,569       96,569
         Subordinated, unsecured note payable due October 31,1997
           bearing interest at 10%, with quarterly interest payments            32,000       32,000
         Subordinated, unsecured note payable to a director due
           February 1, 1998, bearing interest at 10%                            30,000            0
         Subordinated, unsecured note payable to a director due
           October 31, 1997 bearing interest at 10%                             19,000       19,000
                                                                            ----------   ----------


                   Total Notes and Other Debt Payable                       $1,549,850   $  899,753
                                                                            ----------   ----------

Long-term  debt  consists of the  following  at June  30,1998 and December 31,1997:

                                                                             June 30,   December 31,
                                                                               1998         1997
         Subordinated note, due August 1, 2000 bearing interest
           at prime plus 4%, payable monthly                                $  700,000   $  700,000
         Subordinated, unsecured notes to a related entity due
           July 1, 1999 bearing interest at 9.5%, with
           quarterly interest payments                                         565,000      565,000
         Convertible debenture, due November 2000 bearing
           interest at 9.5%, payable monthly                                   300,000      300,000
         Term loan, due January 31, 1999 with monthly installment
           of $5,000 per month bearing interest at prime plus 3.5%
           for the first $500,000 and plus 3% on any additional
           balance inclusive of the revolving credit agreement                       0      300,000
         Subordinated, unsecured note payable to a related
           entity due February 1, 1998, bearing interest at 10%,
           with quarterly interest payments                                          0      250,000
         Subordinated, unsecured note payable to a director due
           July 1, 1999, bearing interest at 9.5%,
           with quarterly interest payments                                    150,000      150,000
         Subordinated, unsecured note payable to a director due
           February 1, 1998, bearing interest at 10%, with
           quarterly interest payments                                               0       30,000
                                                                            ----------   ----------
         Total Long Term Debt                                                1,715,000    2,295,000

         Less: Current Portion                                                 621,527       60,000
                                                                            ----------   ----------

                   Net Long Term Debt                                       $1,093,473   $2,235,000
                                                                            ==========   ==========

                        COMPUTER POWER INC. & SUBSIDIARY

         The Company has a revolving credit agreement and a term loan with an asset based lender. The revolving agreement provides for a maximum borrowing of 85% of eligible accounts receivable, as defined. The total amount of revolving credit and term loan borrowing is capped at $2,000,000.

         Except for the revolving credit agreement and the term loan, the Company has obtained a deferral on its accumulated unpaid debt service through year end 1998. The Company continues to accrue interest on the deferred debt and its interest.

Note 4. At June 30, 1998 the Company had 1,899,079 stock subscription warrants and 351,000 stock options outstanding. The stock subscription warrants are exercisable at various prices, ranging from $0.25 to $0.40 per share. The exercise period for the warrants ranges from June 1, 1996, through June 1, 2006. The stock options were issued under an approved stock option plan at market prices at the time of issue. At June 30, 1998, no warrants or options were determined to be common stock equivalents because the average market price was lower than the exercise price of the warrants and options. During the first quarter of 1998 the Company determined that 966,079 warrants had to be issued in exchange for the deferral of debt service through year end 1998.

Note 5. The Company determined that the cost of the warrants that were issued in exchange for the deferral of debt service referenced in note 4 was not material. This was confirmed by an outside consultant.

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

                        COMPUTER POWER INC. & SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND OPERATING RESULTS

1. GENERAL COMMENTS

The Company recorded a loss of $148,000 during the second quarter of 1998, or ($.06) per share compared to a loss of $258,000 or ($.10) per share during the second quarter of 1997. Sales for the second quarter of 1998 were approximately $485,000 lower than the second quarter of 1997, however, the Company was able to more than offset this decline with cost reduction actions taken during the last half of 1997 and during the first half of 1998.

For the six month period ended June 30, 1998 the Company recorded a loss of $295,000, or ($.11) per share compared to a loss of $413,000 or ($.16) per share for the six months ending June 30, 1997. Sales for the six months ended June 30, 1998 were approximately $1,012,000 lower than the six months ended June 30, 1997, however the Company has shown less of a loss because of cost reduction actions taken in the second half of 1997 and the first half of 1998.

2. REVENUES

For the three months ended June 30, 1998 net sales were $2,032,000 or 19% below the second quarter of 1997. Net Sales for the Astralite division were down 38% compared to the same period last year mainly due to a UL code change that occurred in August of 1997 and caused the Company to discontinue the manufacture of its LED Retrofit Kit. Although the Company introduced a new universal UL approved product during the first quarter of 1998, product sales continue below last year. The Power Protection Division sales were below last year's sales mainly due to the planned phase out of the non-profitable custom UPS business.

For the six months ended June 30, 1998 net sales were $4,078,000 or 20% below the first six months ended June 30, 1997. Net Sales for the Astralite division were down 40% compared the same period last year mainly due to a UL code change that occurred in August of 1997 and caused the Company to discontinue the manufacture of its LED Retrofit Kit. Although the Company introduced a new universal UL approved product during the first quarter of 1998, product sales continue below last year. The Power Protection Division sales were below last year's sales mainly due to the planned phase out of the non-profitable custom UPS business.

3. COST OF SALES

Cost of sales for the second quarter 1998 of $1,575,000 was approximately 78% of net sales compared to 82% for the same period last year. The Company has continued to manage its variable costs, primarily material and direct labor, at improved levels with respect to sales

Cost of sales for the six months ended June 1998 of $3,128,000 was approximately 77% of net sales compared to 80% for the same period last year. The Company has continued to manage its variable costs, primarily material at improved levels with respect to sales. Research and development activities as a percentage of sales have increased in the first half of 1998 as compared to the same period in 1997.

4. OPERATING AND OTHER EXPENSES

Selling expenses were about $240,000 (12% of sales) for the second quarter of 1998 versus approximately $317,000 (13% of sales) for the same period in 1997. With the anticipated decrease in sales the Company reduced its costs in 1998 as compared to the same period in 1997.

Selling expenses were about $499,000 (12% of sales) for the six months ended June 30, 1998 compared to approximately $662,000 (13% of sales) for the six months ended June 30, 1997.

General and administrative expenses were approximately $260,000 in the second quarter 1998 compared to $307,000 in the same quarter in 1997. The main areas of reduction were: 1) personnel, 2) inspection fees, and 3) supplies as compared to the second quarter last year.

                        COMPUTER POWER INC. & SUBSIDIARY

General and administrative expenses were about $537,000 for the six months ended June 30, 1998 compared to approximately $565,000 for the six months ended June 30, 1997. The main areas of reduction were: 1) personnel, 2) inspection fees, and 3) supplies as compared to the first six months of 1997.

Interest expense for the second quarter of 1998 was $105,000 compared to $92,000 for the same quarter in 1997. The increase primarily resulted from a higher level of debt.

Interest expense for the first six months of 1998 was $208,000 compared to $178,000 for the same six months in 1997. The increase primarily resulted from a higher level of debt.

5. LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company's investment in Total Assets was approximately $2,785,000 or $79,000 more than the $2,706,000 reported at December 31, 1997.
Inventory increased by about $65,000 as Astralite Retrofit Kit units were added to stock in support of the new UL product introduction.

At June 30, 1998, the Company's Liabilities and Stockholders' Equity increased by $79,000 and was essentially comprised of: (1) a loss for the six months of 295,000, (2) an increase in debt of $70,000 and, (3) an increase in accounts payable, accrued liabilities and accrued interest of $304,000. The Company has two raw material suppliers, one of which is a related party, that provide extended terms. As of June 30, 1998 these vendors were owed a total of approximately $334,000 of which approximately $275,000 was outstanding as a result of those terms.

The Company is currently negotiating with the landlord, a related party, for a revision of the building lease terms including a reduction in rent as a result of reducing the space that it currently occupies at the High Bridge location. Presently, the Company is making payments based upon a rent reduction proposal that outlines certain terms and conditions that must be satisfied in order to amend the present lease agreement. However, the Company does not have a waiver of default in writing with respect to past due contractual amounts outstanding which total about $40,000 as of June 30, 1998. Should the landlord decide to terminate discussions and institute actions under default provisions and the Company were unable to satisfy the obligations then due, it would result in a default of the Company's asset based lending agreements.

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

There were 2,578,300 weighted average common shares outstanding in each period. For the three months ending June 30, 1998, and 1997 the effects of options and warrants were not considered when calculating fully diluted earnings per share, since the results would have been anti-dilutive.

The Company continues to review and evaluate the Year 2000 issue as it relates to its internal computer and electronic systems and third party computers and electronic systems as well as those of its vendors. The Company expects to incur internal staff costs as well as other expenses related to these issues. In addition, the appropriate course of action may include replacement or an upgrade to certain systems or equipment that would be capitalized and depreciated accordingly. The cost of compliance and its effect on future results of operations is not anticipated to be material in any given year.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 is effective for the fiscal years beginning after June 15, 1999. Currently, the Company expects the impact of SFAS 133 will be immaterial.


                    BALANCE OF PAGE LEFT INTENTIONALLY BLANK

                        COMPUTER POWER INC. & SUBSIDIARY


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

        None

ITEM 2. CHANGE IN SECURITIES:

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        None

ITEM 5. OTHER INFORMATION:

         Mr. Richard O. Hobday and Mr. Kenneth Rind resigned from the Board of Directors for personal reasons. This reduced the number of Board members to five. Mr. Hollis Hosein, Group Finance Manager, and Mr. Kelvin Mahabir, General Manager Business Development were elected to the Board of Directors in accordance with the 1998 deferral of debt service agreement reached with Readymix (West Indies) Limited. Both of these individuals are employees of Trinidad Cement Limited which is the parent company of Readymix (West Indies) Limited. On July 29, 1998 both of these individuals tendered their resignations without explanation. Currently, these Board seats remain vacant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
        a) Exhibits: None
        b) Reports on Form 8-K: None.

                        COMPUTER POWER INC. & SUBSIDIARY

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 5, 1998                   /s/ HIRO HIRANANDANI
                                       ---------------------------------------
                                           Hiro Hiranandani -
                                           President & Chief Executive Officer



Date: August 5, 1998                   /s/ THOMAS E. MARREN, JR.
                                       ---------------------------------------
                                           Thomas E. Marren, Jr. -
                                           V.P & Chief Financial Officer