Form 10QSB
period 1998-09-30
COMPUTER POWER INC
filed 1998-11-17
CIK 792986

COMPUTER POWER INC. & SUBSIDIARY





                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of the
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ending September 30, 1998
                           Commission File No. 0-15927


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the prior twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X]; NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date prior to filing, as of October 25, 1998, Registrant had 2,602,700 shares of its Common Stock, par value $0.01 per share, outstanding.

                        COMPUTER POWER INC. & SUBSIDIARY


                                      INDEX

Part I Basis of Presentation of Financial Statements........................3

 BALANCE SHEETS
          As of September 30, 1998 and December 31, 1997....................4

 STATEMENTS OF OPERATIONS
          For the three and nine months ended September 30, 1998 and 1997...5

 STATEMENTS OF CASH FLOWS
          For the three and nine months ended September 30, 1998 and 1997...6

 NOTES TO FINANCIAL STATEMENTS..............................................7

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION.....................9

Part II  Other Information..................................................11
         Exhibit............................................................11

Signatures..................................................................12

                        COMPUTER POWER INC. & SUBSIDIARY



                         PART I - FINANCIAL INFORMATION

                  BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

         The financial statements set forth herein are unaudited for the three and nine month periods ended September 30, 1998 and September 30, 1997 but, in the opinion of the Company, all adjustments necessary to present fairly the financial position and the results of operations for these periods have been made.

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

         The unaudited condensed financial statements contained in this Form 10-QSB should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

                        COMPUTER POWER INC. & SUBSIDIARY


                        COMPUTER POWER INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                                 September 30,         December  31,
                                                                      1998                 1997
ASSETS                                                            (Unaudited)
 ......................................................................................................
Current Assets
 Cash and Cash Equivalents                                      $     54,662        $        67,300
 Accounts Receivable, less allowances of $176,009 at
 September 30, 1998 and $179,778 at December 31, 1997              1,478,906              1,312,819
 Inventories                                                         807,933              1,018,098
 Prepaid Expenses and Other Current Assets                            15,036                 45,204
                                                                 ------------------------------------
          Total Current Assets                                     2,356,537             2,4443,421

PROPERTY, PLANT AND EQUIPMENT, at cost
         Machinery, Equipment, and Furniture                       1,174,487              1,128,797
         Leasehold Improvements                                      333,274                333,274
                                                                 -------------------------------------
                                                                   1,507,761              1,462,071

         Less: Accumulated Depreciation and Amortization          (1,247,024)            (1,199,725)
                                                                 -------------------------------------
         Net Property, Plant and Equipment                           260,737                262,346
                                                                 -------------------------------------

TOTAL ASSETS                                                     $ 2,617,274          $   2,705,767
                                                                 =====================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
         Notes and Other Debt Payable                           $  2,390,395          $     899,753
         Current Maturities of Long Term Debt                        698,610                 60,000
         Accounts Payable                                          1,000,986              1,158,435
         Accrued Liabilities                                       1,170,207                981,427
                                                                  ----------------------------------
                  Total Current Liabilities                        5,260,198              3,099,615

LONG TERM DEBT                                                       301,390              2,235,000
                                                                  ----------------------------------
                  Total Liabilities                                5,561,588              5,334,615

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' DEFICIT

         Preferred Stock, par value $0.01 per share;  2,000,000 shares
         authorized, none issued                                            0                     0
              Common Stock, par value $0.01 per share; 12,000,000 shares
         authorized; 2,602,700 shares issued                           26,027                26,027
         Capital in Excess of Par                                   3,757,119             3,757,119
         Accumulated Deficit                                       (6,652,772)           (6,337,306)
         Treasury Stock, 24,400 shares, at cost                       (74,688)              (74,688)
                                                                  ------------------------------------

                  Shareholders' Deficit                            (2,944,314)           (2,628,848)
                                                                  ------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                       $ 2,617,274           $ 2,705,767
                                                                  ====================================

             The  accompanying  notes to the consolidated  financial statements are an  integral part of these financial statements.

                        COMPUTER POWER INC. & SUBSIDIARY



                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                 1998       1997                1998          1997
                                               -------      -------            ------        ------
NET SALES                                    $ 2,145,559  $ 2,378,939        $ 6,224,023   $7,469,138

COST OF SALES                                  1,618,580    1,803,864          4,747,030    5,900,884
                                               ---------    --------           ---------    ---------


         GROSS PROFIT                            526,979     575,075           1,476,993    1,568,254


OPERATING AND OTHER EXPENSES
         Selling Expenses                        207,664     264,858             707,156      927,090
         General and Administrative Expenses     234,174     332,384             771,025      897,876
         Interest Expense, net                   105,913     107,382             314,279      285,816
                                                ---------   ---------            --------    ---------
                TOTAL OPERATING AND OTHER EXP.   547,751     704,624           1,792,460    2,110,782

NET (LOSS)                                    $  (20,772)   (129,549)        $  (315,467) $  (542,528)
                                            ================================================================


EARNINGS PER SHARE AVAILABLE TO COMMON
         SHAREHOLDERS (a):
           Basic EPS-
              Net loss                        $     (.01)   $     (.05)       $     (.12)   $   (.21)

         Weighted average common shares
           outstanding                         2,578,300     2,578,300         2,578,300    2,578,300




(a) Diluted EPS is not presented for either period, as the effect would be antidilutive.

           The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                        COMPUTER POWER INC. & SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                                   September 30,
                                                                                             1998                1997

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:

Net Loss                                                                                 $  (315,466)        $  (542,528)

Adjustments to reconcile net loss to cash used for operating activities

Depreciation & Amortization                                                                   47,299              42,674

Changes in Current Assets and Liabilities

         Accounts Receivable                                                                (166,087)           (147,332)
         Inventories                                                                         210,165             320,377
         Prepaid Expenses and Other Current Assets                                            30,168              44,342
         Accounts Payable                                                                   (157,449)             87,919
         Accrued Liabilities                                                                 188,780             (96,350)
                                                                                         -------------------------------
                  Cash (Used for) Operating Activities                                      (162,590)           (290,898)

CASH (USED FOR) INVESTING ACTIVITIES:

Capital Expenditures                                                                       (  45,690)            (56,885)
                                                                                        --------------------------------

         Cash (Used for) Investing Activities                                              (  45,690)            (56,885)

CASH PROVIDED (USED FOR) BY FINANCING ACTIVITIES:

         Proceeds from Issuance of Debt                                                      255,642             467,609
         Repayment of Debt                                                                   (60,000)           (104,636)
                                                                                           -----------------------------

                  Cash Provided by Financing Activities                                      195,642             362,973
                                                                                           -----------------------------

(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                                               (12,638)             15,190

CASH & CASH EQUIVALENTS, beginning of period                                                  67,300              68,519
                                                                                             -----------------------------

CASH & CASH EQUIVALENTS, end of period                                                     $  54,662           $  83,709
                                                                                            ===============================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         Income Taxes Paid                                                                 $       0          $        0
         Interest Paid                                                                     $ 113,720          $  113,247


                The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                        COMPUTER POWER INC. & SUBSIDIARY


                          NOTES TO FINANCIAL STATEMENTS

Note 1: The financial information for the three and nine month periods ended September 30, 1998 are unaudited but in the opinion of the Company, all adjustments necessary to present fairly the financial position and the results of operations for these periods have been made. Reference should be made to the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 1997 for a description of significant accounting policies, commitments and other pertinent financial information.

Note     2:  Inventories,   which  include  material,  labor  and  manufacturing
         overhead costs, are stated at the lower of cost (on a first in, first out basis) or market.

Note 3: At September 30, 1998 and December 31, 1997, notes payable and current debt included amounts due to related parties and other lenders as follows:

                                                                                  September 30,           December 31,
                                                                                     1998                     1997

         Revolvingcredit  agreement  due January 31, 1999,  bearing  interest at prime plus 3.5% on the first $500,000 and 3%
                  on any additional balance inclusive of the term loan             $   932,826            $  752,184
         Subordinated, unsecured notes to a related entity due
                  July 1, 1999 bearing interest at 9.5%, with
                           quarterly interest payments                                 565,000                     0
         Term loan, due January 31, 1999 with monthly installments of
                  $5,000 per month bearing interest at prime plus 3.5%
                  for the first  $500,000  and prime plus 3% on any  additional
                  balance inclusive  of the  revolving  credit  agreement              315,000                     0
         Subordinated, unsecured note payable to a related entity due
                  February 1, 1998, bearing interest at 10%                            250,000                     0
         Subordinated, unsecured notes to a related entity due
                  July 1, 1999 bearing interest at 9.5%, with
                       quarterly interest payments                                     150,000                     0
         Su bordinated, unsecured demand note, bearing interest at 8%                   96,569                96,569
         Subordinated, unsecured note payable due October 31,1997
                  bearing interest at 10%, with quarterly interest payments             32,000                32,000
         Subordinated, unsecured note payable to a director due
                  February 1, 1998, bearing interest at 10%                             30,000                     0
         Subordinated, unsecured note payable to a director due
                  October 31, 1997 bearing interest at 10%                              19,000                19,000
                                                                                     ----------------------------------

                           Total Notes and Other Debt Payable                       $ 2,390,395           $  899,753
                                                                                     -------------------------------------

  Long-term debt consists of the following at September 30,1998 and December 31,
1997:
                                                                                 September 30,             December 31,
                                                                                      1998                     1997
         Subordinated note, due August 1, 2000 bearing interest
                  at prime plus 4%, payable monthly                                 $   700,000           $   700,000
         Subordinated, unsecured notes to a related entity due
                  July 1, 1999 bearing interest at 9.5%, with
                  quarterly interest payments                                                 0               565,000
         Convertible debenture, due November 2000 bearing
                  interest at 9.5%, payable monthly                                     300,000               300,000
         Subordinated, unsecured notes to a related entity due
                  July 1, 1999 bearing interest at 9.5%, with
                       quarterly interest payments                                            0                     0


                        COMPUTER POWER INC. & SUBSIDIARY



         Term     loan, due January 31, 1999 with monthly  installment of $5,000 per month  bearing  interest  at prime plus 3.5% for the first
                  $500,000 and plus 3% on any additional
                  balance inclusive of the revolving credit agreement                     0            300,000
         Subordinated, unsecured note payable to a related
                  entity due February 1, 1998, bearing interest at 10%,
                  with quarterly interest payments                                        0            250,000
              Subordinated, unsecured note payable to a director due
                  July 1, 1999, bearing interest at 9.5%,
                  with quarterly interest payments                                        0            150,000
               Subordinated, unsecured note payable to a director due
                  February 1, 1998, bearing interest at 10%, with
                  quarterly interest payments                                             0             30,000
                                                                                --------------------------------
         Total Long Term Debt                                                     1,000,000          2,295,000

                   Less: Current Portion                                            698,610             60,000
                                                                                --------------------------------


                           Net Long Term Debt                                   $   301,390         $2,235,000
                                                                                ================================




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

     Note 4. At September 30, 1998 the Company had 1,899,079 stock subscription warrants and 351,000 stock options outstanding. The stock subscription warrants and stock options are exercisable at various prices, ranging from $0.125 to $0.40 per share. The exercise period for the warrants ranges from June 1, 1996, through June 1, 2006.
          The stock options were issued under an approved stock option plan at market prices at the time of issue. At June 30, 1998, no warrants or options were determined to be common stock equivalents because the average market price was lower than the exercise price of the warrants and options. During the first quarter of 1998 the Company determined that 966,079 warrants had to be issued in exchange for the deferral of debt service through year end 1998.

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

                        COMPUTER POWER INC. & SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND OPERATING RESULTS

1.  GENERAL COMMENTS

The Company recorded a loss of $21,000 for the quarter ended September 30, 1998, or ($.01) per share compared to a loss of $130,000 or ($.05) per share for the quarter ended September 30, 1997. Sales for the third quarter of 1998 were approximately $233,000 lower than the third quarter of 1997. However, the Company was able to more than offset this decline with cost reduction actions taken in the past 15 months.

For the nine month period ended September 30, 1998 the Company recorded a loss of $315,000, or ($.12) per share compared to a loss of $543,000 or ($.21) per share for the nine months ended September 30, 1997. Sales revenue for the nine month period ended September 30, 1998 was approximately $1,245,000 lower than for the nine month period ended September 30, 1997, however the Company has shown less of a loss because of the previously mentioned cost reduction actions.

2. REVENUES

For the three month period ended September 30, 1998 net sales were approximately $2,146,000, or approximately 10% below the third quarter of 1997. Net Sales for the Astralite division were down 11% compared to the same period last year. The decrease was primarily due to a UL code change that occurred in August of 1997, requiring a brighter light which caused the Company to discontinue the manufacture of its LED Retrofit Kit. In the third quarter of 1998 the Astralite division participated in a utility company energy conservation rebate program with sales totaling approximately $263,000. The Company does not expect this program to last beyond the fourth quarter of 1998, but will continue to search for similar programs. The Power Protection Division sales were approximately 6% below last year's sales mainly due to the planned phase out of the non-profitable UPS business which decreased by approximately 47% compared to the same quarter last year.

For the nine month period ended September 30, 1998 net sales were $6,224,000 or approximately 16% below the nine month period ended September 30, 1997. Net Sales for the Astralite division were down approximately 31% compared to the same period last year mainly due to unfavorable Retrofit Kit sales. Although the Company introduced a new universal UL approved product during the first quarter of 1998, product sales continue below last year. The Power Protection Division sales were below last year's sales mainly due to the planned phase out of the non-profitable UPS business.

3. COST OF SALES

Cost of sales for the third quarter 1998 of $1,619,000 was approximately 75% of net sales compared to 79% for the same period last year. The Company has continued to manage its variable costs, primarily material and direct labor, at improved levels with respect to sales

Cost of sales for the nine months ended September 1998 of $4,747,000 was approximately 76% of net sales compared to approximately 79% for the same period last year. The Company has continued to manage its variable costs, primarily material at improved levels with respect to sales. Research and development activities, which were approximately $306,000 for the nine month period ended September 30, 1998 and approximately $375,000 for the same period in 1997, remained constant as a percentage of sales.

4. OPERATING AND OTHER EXPENSES

Selling expenses were approximately $208,000 (approximately 10% of sales) for the third quarter of 1998 versus approximately $265,000 (approximately 11% of sales) for the same period in 1997. With the anticipated decrease in sales, the Company reduced its costs in 1998 as compared to the same period in 1997.

Selling expenses were approximately $707,000 (approximately 11% of sales) for the nine month period ended September 30, 1998 compared to approximately $927,000 (approximately 12% of sales) for the nine month period ended September 30, 1997.

General and administrative expenses were approximately $234,000 in the third quarter 1998 compared to $332,000 in the same quarter in 1997 due primarily to reduction in personnel costs compared to the third quarter last year.

                        COMPUTER POWER INC. & SUBSIDIARY



General and administrative expenses were approximately $771,000 for the nine month period ended September 30, 1998 compared to approximately $898,000 for the nine month period ended September 30, 1997. The main areas of reduction were (1) personnel,( 2) inspection fees, and( 3) supplies as compared to the first nine months of 1997.

Interest expense for the third quarter of 1998 was $106,000 compared to $107,000 for the same quarter in 1997.

Interest expense for the first nine months of 1998 was $314,000 compared to $286,000 for the same nine month period in 1997. The increase primarily resulted from an increase in the level of debt outstanding.

5. LIQUIDITY AND CAPITAL RESOURCES

At  September  30,  1998,   the   Company's   investment  in  Total  Assets  was
approximately $2,617,000 or $88,000 less than the $2,706,000 reported at December 31, 1997. The components of this change consisted of: (1) Inventory decreased by $210,000 as management initiated better controls (2) Cash and Prepaid Expenses and Other Current Assets decreased by $44,000, which components were partially offset by ( 3) an increase of approximately $166,000 in Accounts Receivable. At September 30, 1998, the Company's Liabilities and Stockholders' Equity decreased by approximately $88,000 and was comprised of: (1) a loss for the nine months of approximately 315,000, (2) a decrease in Accounts Payable of approximately $157,000 which was partially offset by (3) an increase in debt of approximately $196,000 and, (4) an increase in Accrued Liabilities and Deferred Interest of approximately $188,000.

The Company has two raw material suppliers, one of which is a related party, that provide extended terms. As of September 30, 1998 these vendors were owed a total of approximately $306,000 of which approximately $248,000 was outstanding as a result of those terms.

The Company is currently negotiating with the landlord, a related party, for a revision of the building lease terms including a reduction in rent as a result of reducing the space that the Company currently occupies at the High Bridge location. Presently, the Company is making payments based upon a rent reduction proposal that outlines certain terms and conditions that must be satisfied in order to amend the present lease agreement. However, the Company does not have a waiver of default in writing with respect to past due contractual amounts outstanding which total about $40,000 as of September 30, 1998. Should the landlord decide to terminate discussions and institute actions under default provisions and the Company were unable to satisfy the obligations then due, it would result in a default of the Company's asset based lending agreements.

The Company anticipates that borrowing available to it through its revolving credit agreement and term loan facilities along with the negotiated deferral of debt service for the year (see notes 4 & 5 to the financial statements) should be sufficient to cover operating cash requirements during 1998. In addition, the Company has obtained a commitment from a major stockholder to supplement working capital should the need arise in 1998.

There were 2,578,300 weighted average common shares outstanding in each period. For the three month periods ended September 30, 1998, and 1997, respectively, the effects of options and warrants were not considered when calculating fully diluted earnings per share, since the results would have been anti-dilutive.

The Company continues to review and evaluate the Year 2000 issue as it relates to its internal computer and electronic systems and third party computers and electronic systems as well as those of its vendors. The Company expects to incur internal staff costs as well as other expenses related to these issues. The Company will replace its computer software and hardware equipment in the fourth quarter of 1998 and the first quarter of 1999. This investment will be capitalized and depreciated. The cost of compliance and its effect on future results of operations is not anticipated to be material in any given year.

                        COMPUTER POWER INC. & SUBSIDIARY


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

            None

ITEM 2. CHANGE IN SECURITIES:

            None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

            None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

            None

ITEM 5. OTHER INFORMATION:

     Mr. Hiro Hiranandani resigned from the Board of Directors and as President and Chief Executive Officer for personal reasons. Mr. John M. Perry was appointed President, Chief Executive Officer and Director. Prior to this appointment, Mr. Perry was Executive Vice President at Proformix, a developer and manufacturer of computer peripherals and a marketer of specialty software.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     a) Exhibits:      (1) Employment Agreement, dated as of October 1, 1998,
                           by and between the Company and John M. Perry, appointing Mr. Perry the President and Chief Executive Officer of the Company.

                       (2) First Amendment to Employment Agreement, dated as
                           of October 1, 1998, by and between the Company and John M. Perry.

         b) Reports on Form 8-K: The Company filed a Current Report on Form 8-K, announcing that on September 1, 1998 the Company dismissed its independent accountants, Arthur Andersen, LLP and engaged Rosenberg Rich Baker Berman & Company of Bridgewater, New Jersey, to audit the financial statements for the fiscal year ending December 31, 1998.

                        COMPUTER POWER INC. & SUBSIDIARY



                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.


                                              COMPUTER POWER, INC.

                            By:__s/John M. Perry_______________________________
Date: November 12, 1998        John M.Perry, President & Chief Executive Officer


                            By:___s/Thomas E. Marren, Jr.______________________
Date: November 12, 1998       Thomas E. Marren,Jr., V.P & Chief FinancialOfficer

                        COMPUTER POWER INC. & SUBSIDIARY


                                  EXHIBIT NO. 1

                         JOHN PERRY EMPLOYMENT AGREEMENT

         AGREEMENT made as of the 1st day of October,  1998, by and between John
M. Perry, residing at 30 Spring Hill Road, Annandale, New Jersey 08801 (hereinafter referred to as "Perry") and Computer Power, Inc., a New Jersey corporation, having its principal offices located at 124 West Main Street, High Bridge, New Jersey 08829 (hereinafter referred to as the "Company").

                              B A C K G R O U N D :

         WHEREAS, the Company is engaged in the design, manufacture, marketing and servicing of products in the energy efficient lighting industry, power protection systems and emergency lighting fields and is in need of a President and Chief Executive Officer to lead the Company's management team and direct the Company to increase revenues and return it to profitability; and

         WHEREAS, the Company has chosen Perry to serve as its President and Chief Executive Officer for the Company and to join its Board of Directors; and

         WHEREAS, the Company and Perry desire to set forth in this Agreement all of the terms and provisions that shall govern, among other things, Perry's relationship, duties and compensation in his service to the Company.

         NOW, THEREFORE, it is mutually agreed by and between the parties hereto as follows:
                                    ARTICLE I

                                   EMPLOYMENT

         Subject to and upon the terms and conditions of this Agreement, the Company hereby appoints Perry as the President and Chief Executive Officer of the Company and Perry hereby accepts such appointment to be employed in such capacity for the Company. In this capacity, Perry will report directly to the Company's Board of Directors. The Company shall cause Perry to be appointed to a current vacancy on the Board of Directors of the Company simultaneous to the execution and delivery of this Agreement.
                                   ARTICLE II

                                     DUTIES

         (A) Perry shall, during the term of his employment with the Company, and subject to the direction and control of the Board of Directors, perform such duties and functions related to the position of President and Chief Executive Officer as he may be called upon to perform by the Company's Board of Directors during the term of this Agreement.

         (B) Perry agrees to devote all of his business time and best efforts to the performance of his duties for the Company during the term of this Agreement.

                        COMPUTER POWER INC. & SUBSIDIARY


         (C) Perry shall perform, in conjunction with the Company's Senior Management, to the best of his ability the following services and duties for the Company (by way of example, and not by way of limitation):

                  (i) Those duties attendent to the position of President and Chief Executive Officer with the Company for which he is hired;

                  (ii) Reorganize the Company's current management and professional advisors, includiung without limitation the power to terminate any such existing members or advisors and appoint new members and advisors as Perry, in his sole discretion, deems appropriate in order to construct a new management team capable of attaining Perry's objectives for the Company;

                  (iii)   Formulation  of  the  Company's   business  plans  and
implementation of such plans, including any restructuring initiatives, subject to the direction of the Board of Directors.

                  (iv) Promotion of the relationships of the Company with its employees, customers, suppliers and others in the business community.

         (D) Perry shall be based at the Company's headquarters located in High Bridge, New Jersey, and shall undertake such occasional travel, within or without the United States as is or may be reasonably necessary in the interests of the Company.

                                   ARTICLE III

                                  COMPENSATION

         (A) Commencing with the commencement date hereof, the Company shall pay to Perry a salary at the rate of $110,000 per annum, during the period commencing upon the date hereof and terminating on December 31, 1999 (the "Base Salary") which shall be payable in such installments as are utilized by the Company to pay its senior management personnel. The Company shall increase the Base Salary of Perry by ten (10%) percent during the fiscal year, commencing January 1, 2000 and terminating on December 31, 2000, in the event the Company earns operating profits in an amount no less than $25,000 for the fiscal year ending December 31, 1999; thereafter, the Company shall increase the base salary of Perry by 10% during the fiscal year, commencing January 1, 2001 and terminating on December 31, 2001 in the event the Company earns operating profits in an amount no less than $300,000 for the fiscal year ending December 31, 2000.

         (B) In order to induce Perry to accept the appointment as President and Chief Executive Officer of the Company, the Company hereby grants to Perry the right to purchase 250,000 shares of the common stock of the Company at a purchase price of $.04 per share, or $10,000, which purchase and sale shall occur simultaneous to the execution and delivery of this Agreement; upon receipt of payment therefor, the Company shall cause a certificate or certificates representing these shares to be issued to Perry as soon as practicable thereafter; Perry acknowledges that the shares issued hereunder are deemed

                        COMPUTER POWER INC. & SUBSIDIARY


"restricted" securities as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended, and may not be sold, transferred or otherwise disposed of except in accordance with the registration requirements of said Act and applicable State registration laws or pursuant to exemptions therefrom, and; Perry further acknowledges that the certificate or certificates representing the 250,000 common shares of the Company he shall receive shall bear the appropriate restrictive legend evidencing their nature as restricted securities. In addition to the stock incentive aware, the Company, as a further inducement to Perry to enter into this Agreement, the Company hereby grants to Perry stock options as follows:

                  (i) the Company hereby grants to Perry simultaneous to the execution and delivery of this Agreement stock options to purchase 100,000 common shares of the Company at an exercise price equal to 85% of such common stock's market value at December 31, 1999. This stock option shall fully vest as of 5:00 PM Eastern Standard Time on December 31, 1999, unless this Agreement has been terminated by the Company pursuant to Article IX(C) below ("For Cause");

                  (ii) the Company hereby grants to Perry simultaneous to the execution and delivery of this Agreement stock options to purchase 100,000 common shares of the Company at an exercise price equal to 85% of such common stock's market value at December 31, 2000. This stock option shall fully vest as of 5:00 PM Eastern Standard Time on December 31, 1999, unless this Agreement has been terminated by the Company pursuant to Article IX(C) below ("For Cause").

                  (iii) The stock options granted to Perry above are "Nonqualified Options", as defined in the Company's existing stock option plan, and each stock option may be exercisable by Perry from time to time, during the ten year period following the time each such stock option identified in subparagraphs (B)(i) and (ii) above has vested.

                  (iv) In the event and for whatever reason there are insufficient shares available to accommodate the stock option grants identified in subparagraphs (B)(i) and (ii) above, the Company shall utilize its best efforts to cause its Board of Directors and shareholders to adopt a new stock option plan to accommodate such grants of stock options to Perry;

                  (v) Perry shall exercise his right to purchase the Company common shares underlying the restricted stock options by sending his check representing payment of the exercise price to the Company which shall issue a certificate or certificates representing the Company common shares so purchased to Perry as soon as practicable following Perry's written notice of exercise:
Perry hereby acknowledges that unless the common shares underlying the subject restricted stock options are registered under the Securities Act of 1933, as amended, any certificate he receives pursuant to his exercise shall contain a legend describing such common shares as "restricted" securities and therefore subject to the resale restrictions delineated under said Act unless they are registered under the Act and applicable State securities laws.

                        COMPUTER POWER INC. & SUBSIDIARY


                  (vi) All of the restricted stock options that fully vest for the benefit of Perry under this Article III (B) shall not be canceled or terminated following any termination of Perry's employment with the Company except in the case of his termination pursuant to Article IX(C) below.

         (C) Perry shall be entitled to receive reimbursement for all his expenses incurred during the course of his performance of his duties under this Agreement upon the delivery to the Company of receipts for any such expenses, provided, however, that such expenses qualify as a deduction by the business from income under the Internal Revenue Code of 1986, as amended.

         (D) The Company shall deduct from Perry's compensation all federal, state and local taxes which it may now or may hereafter be required to deduct.

                                   ARTICLE IV

                                    BENEFITS

         (A) During the term hereof, the Company shall provide to Perry and his family participation in the medical insurance coverage currently available in the Company's existing medical benefits plan.

         (B) Perry shall participate in any 401K and/or other retirement plan as may be adopted by the Company from time to time.

         (C) The Company shall provide full directors and officers liability insurance coverage to Perry throughout the term of this Agreement upon terms and conditions mutually satisfactory to the parties; notwithstanding any coverage supplied by such errors and omissions policy then in effect, the Company hereby agrees to indemnify Perry and hold him harmless from and against any claims or liabilities of any nature whatsoever arising out of or in connection with Perry's performance of the terms of this Agreement; by this indemnification, the Company acknowledges that it shall provide to Perry all legal defense costs for any lawsuits, proceedings, arbitrations, hearings involving Perry which shall include the full payment of all legal fees and costs of any attorneys, arbitrators or representatives of Perry's choosing, upon demand; the Company's agreement to pay such legal fees, claims and costs is absolute provided, however, that Perry shall reimburse the Company for any legal fees, claims and costs paid by the Company on his behalf in the event a court of competent jurisdiction finds that an act or acts, including any failure to act by Perry and for which the Company has paid any legal fees, claims or costs, was found to constitute fraud or intentional wrongdoing on Perry's part.

         (F) For each year of the term hereof, Perry shall be entitled to three weeks paid vacation.

                        COMPUTER POWER INC. & SUBSIDIARY


                                    ARTICLE V

                                 NON-DISCLOSURE

         Perry shall not, at any time during or after the termination of his employment hereunder except when acting on behalf of and with the authorization of the Company, make use of or disclose to any person, corporation, or other entity, for any purpose whatsoever, any trade secret or other confidential information concerning the Company's business, finances, proposed and current services and pricing, and any information relating to the Company's business (collectively referred to as the "Proprietary Information"). For the purposes of this Agreement, trade secrets and confidential information shall mean information disclosed to Perry or known by him as a consequence of his employment by the Company, whether or not pursuant to this Agreement, and not generally known in the industry, concerning the business, finances, methods, operations, marketing information, pricing and information relating to proposed expansion of the Company or the Company's business plans. Perry acknowledges that trade secrets and other items of confidential information, as they may exist from time to time, are valuable and unique assets of the Company, and that disclosure of any such information would cause substantial injury to the Company. The foregoing is intended to be confirmatory of the common law of the State of New Jersey relating to trade secrets and confidential information.

                                   ARTICLE VI

                              RESTRICTIVE COVENANT

         (A) In the event of the voluntary termination of employment with the Company or Perry's discharge in accordance with Article IX paragraph (C), Perry agrees that he will not, for a period of two years following such termination, directly or indirectly enter into or become associated with or engage in any other business (whether as a partner, officer, director, shareholder, employee, consultant, or otherwise), which business is primarily involved in the power protection/emergency lighting industry during the term of this Agreement in the same geographical areas where the Company markets its products.

         (B) If any court shall hold that the duration of non-competition or any other restriction contained in this Article VI is unenforceable, it is our intention that same shall not thereby be terminated but shall be deemed amended to delete therefrom such provision or portion adjudicated to be invalid or unenforceable or in the alternative such judicially substituted term may be substituted therefor.

                        COMPUTER POWER INC. & SUBSIDIARY


                                   ARTICLE VII

                                      TERM

         This Agreement shall commence upon the date hereof, and shall terminate as of 5:00 PM Eastern Standard Time on December 31, 2001 (the "Initial Term"); this Agreement may be extended for an additional period upon the mutual agreement between the Company and Perry.

                                  ARTICLE VIII

                             DISABILITY DURING TERM

         In the event that Perry becomes totally disabled so that he is unable or prevented from performing any one or all of his usual duties hereunder for a period of four (4) consecutive months then, and in that event, the Company shall continue to compensate him and he shall receive his Base Salary as provided under Article III of this Agreement for such four consecutive month period commencing from the date of such total disability and continuing during the applicable period: the aforesaid obligations of the Company shall not extend beyond the Initial Term or beyond any Renewal Term of this Agreement. The obligation of the Company to make the aforesaid payments shall be modified and reduced and the Company shall receive a credit for all disability insurance payments which Perry may receive or to which he may become entitled.

                                   ARTICLE IX

                                   TERMINATION

         The Company may terminate this Agreement:

         (A) Upon the death of Perry during the term hereof, except that Perry's legal representatives, successors, assigns and heirs shall have those rights and interests as otherwise provided in this Agreement.

         (B) Subject to the terms of Article VIII herein, upon written notice from the Company to Perry, if Perry becomes totally disabled and as a result of such total disability, has been prevented from and unable to perform all of his duties hereunder for a consecutive period of four (4) months.

         (C) If Perry engaged in fraud or intentional wrongdoing as determined by a court of competent jurisdiction ("For Cause").

         (D) If the Company undergoes a change of control or other reorganization and the Company's successor refuses or fails to assume all of the responsibilities of the Company under this Agreement, then upon ninety (90) days written notice to Perry, the Company may terminate this Agreement, provided, however, the Company shall pay to Perry the severance benefits set forth in
Article XVII below.

                        COMPUTER POWER INC. & SUBSIDIARY


         (E) The Company shall have the option, in its sole and absolute discretion, to terminate this Agreement on ninety (90) days' written notice to Perry in the event the Company does not earn operating profits in an amount equal to or greater than $25,000 for the fiscal year ending December 31, 1999. In the event the Company chooses to exercise this option to terminate the Agreement, it must send its written notice exercising its power to terminate this Agreement to Perry no later than March 31, 2000.

                                    ARTICLE X

                         TERMINATION OF PRIOR AGREEMENTS

         This Agreement sets forth the entire agreement between the parties and supersedes all prior agreements between the parties, whether oral or written, without prejudice to Perry's right to all accrued compensation prior to the effective date of this Agreement.

                                   ARTICLE XI

                                  SEVERABILITY

         If any provision of this Agreement shall be held invalid and unenforceable, the remainder of this Agreement shall remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, it shall remain in full force and effect in all other circumstances.

                                   ARTICLE XII

                                     NOTICE

         All notices required to be given under the terms of this Agreement shall be in writing and shall be deemed to have been duly given only if delivered to the addressee in person or mailed by certified mail, return receipt requested, to the address as included in the Company's records or to any other address as the party to receive the notice shall advise by due notice given in accordance with this paragraph.

                                  ARTICLE XIII

                                     BENEFIT

         This Agreement shall inure to, and shall be binding upon, the parties hereto, the successors and assigns of the Company, and the heirs and personal representatives of Perry.

                        COMPUTER POWER INC. & SUBSIDIARY


                                   ARTICLE XIV

                                     WAIVER

         The waiver by either party of any breach or violation of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach of construction and validity.

                                   ARTICLE XV

                                  GOVERNING LAW

         This Agreement has been negotiated and executed in the State of New Jersey which law shall govern its construction and validity.

                                   ARTICLE XVI

                                  JURISDICTION

         Any or all actions or proceedings which may be brought by the Company or Perry under this Agreement shall be brought in courts having a situs within the State of New Jersey and Perry hereby consents to the jurisdiction of any local, state or federal court located within the State of New Jersey.

                                  ARTICLE XVII

                               SEVERANCE BENEFITS

         In the event that (a) the Company terminates this Agreement for reasons other than those set forth in Article IX, paragraph (A) (B) or (C), or (b) the Company undergoes a change of control or other reorganization and the Company's successor refuses or fails to assume all of the responsibilities of the Company under this Agreement, upon any such termination of Perry's employment as a result thereof, the Company shall provide the following severance benefits to
Perry:

         1. The Company shall pay to Perry a severance payment in an amount equal to the greater of (i) the aggregate amount of Perry's Base Salary that would have been payable to Perry through the initial or any renewed term of this Agreement during which the termination occurred, or (ii) the aggregate of Perry's monthly Base Salary for each year or part thereof that Perry was subject to the provisions of this Agreement during the initial and any renewed term(s) hereof;

                        COMPUTER POWER INC. & SUBSIDIARY


         2. To the extent permissible under applicable laws, the Company shall maintain its medical/health coverage for the benefit of Perry and his family for a period of four (4) months following termination of employment for those reasons identified in this Article XIII.

                  IN WITNESS WHEREOF, the parties hereto have executed this Agreement and affixed their hands and seals the day and year first above written.

                                               COMPANY:
                                               COMPUTER POWER, INC.


                                                By: s/Lindsay Gillette
                                                     Lindsay Gillette
                                                     Chairman of the Board
                                                     of Directors

                                                     s/John M. Perry
                                                     John M. Perry

                        COMPUTER POWER INC. & SUBSIDIARY


                                  EXHIBIT NO. 2

                     FIRST AMENDMENT TO EMPLOYMENT AGREEMENT

         THIS AMENDMENT to that Employment Agreement, dated October 1, 1998, by and between John M. Perry, as Employee, and Computer Power, Inc., as Employer or Company, is made this 27th day of October 1998.

         The parties to the above referenced Employment Agreement do hereby amend said Agreement as follows:

        A.  Article   XVIII(1)  shall  be  amended  by  deleting  said
        paragraph in its entirety and by substituting in lieu thereof the following new paragraph:

                          1. The Company shall pay to Perry a lump-sum
                 severance payment in the amount of $75,000, payable no later than the closing of any transaction pursuant to which a Change of Control.

        B. The Company and Perry hereby ratify and confirm all of the other terms and provisions of the Employment Agreement not expressly modified or amended by this FIRST AMENDMENT TO EMPLOYMENT AGREEMENT.

         IN WITNESS WHEREOF, the Company and Perry have executed and delivered this FIRST AMENDMENT TO EMPLOYMENT AGREEMENT as of the day, month and year first above written.

                                                Company:
                                            Computer Power, Inc.


                                            By:  s/Lindsay Gillette
                                                  Lindsay Gillette
                                                  Chairman of the Board
                                                   of Directors


                                              s/ John M. Perry
                                                  John M. Perry
                                                  President & CEO

                        COMPUTER POWER INC. & SUBSIDIARY






                        SECURITIES ANDEXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 8-K


                                 CURRENT REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


       Date of Report (Date of earliest event reported) September 1, 1998




                               COMPUTER POWER INC.
             (Exact name of registrant as specified in its charter)



      New Jersey                          0-15927            22-1981869
     (State or other jurisdiction       (Commission          (IRS Employer
     of incorporation)                     File No.)       Identification No.)



         Registrant's telephone number, including area code 908-638-8000

                        COMPUTER POWER INC. & SUBSIDIARY


Item 4            CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANTS.

         On September 1, 1998, the company dismissed its independent accountants, Arthur Andersen, LLP and engaged a new independent accountant, Rosenberg Rich Baker Berman & Company, to audit the financial statements for the fiscal year ended December 31, 1998. The decision to change accountants was approved by the company's board directors.

         The reports on the financial statements of the company for the past two years AND THE SUBSEQUENT INTERIM PERIOD THROUGH September 1, 1998, the date of dismissal, do not contain any adverse opinion or disclaimers of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles and there were no disagreements or reportable events with the former accountant.

         This change in the company's accountants was due to the registrant's desire to reduce cost. There were no disagreements with Arthur Andersen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


September 9, 1998                    By:
                                                   /s/Thomas E Marren Jr
                                                      President

                        COMPUTER POWER INC. & SUBSIDIARY


                                     ARTHUR
                                    ANDERSON


                                                    Arthur Anderson LLP
                                                    101 Eisenhower Parkway
                                                    Roseland, NJ 07068-1099
                                                    973 403 6100


September 9, 1998

Office of the Chief Accountant
Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549



Dear Sir/Madam:

We have read Item 4 included in the Form 8-K dated September 9, 1998 of Computer Power Inc. Filed with the Securities and Exchange Commission and are in agreement with the statements contained therein.

Very truly yours,

s/Arthur Anderson LLP
ARTHUR ANDERSEN LLP






Copy to:
Mr. Thomas Marren
Chief Financial Officer
Computer Power Inc.