Form 10KSB
period 1998-12-31
COMPUTER POWER INC
filed 1999-03-31
CIK 792986

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
         For the fiscal year ended December 31, 1998

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x ]

       State issuer's revenues for its most recent fiscal year: $8,443,473

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 29, 1999: $349,094 The number of shares outstanding of each of the issuer's classes of common equity, as of March 2, 1999, was 2,828,300.

Transitional Small Business Disclosure Format (check one)
Yes_______        No    X

                                            Part I
Item 1.  Business

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Item 1 contains certain forward-looking statements regarding the Company, its business prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the
Company's  actual  business,  prospects  and  results  of  operations  to differ materially from those that may be anticipated by such forward looking statements. Factors that may affect such forward-looking results, such as, the Company's ability to successfully develop new products for new markets; acceptance of new products; the possibility of the Company losing a large customer or key personnel; the Company's ability to manage growth; periodic cash shortages; the impact of the competition on the Company's revenue; delays in the Company's introduction of new products; and the possibility of the Company failing to keep pace with emerging technologies.

         Accordingly no assurances can be given that events or results mentioned in any such forward-looking statements will in fact occur. When used in this discussion, words such as "believes" and phrases such as "are expected" and similar expressions are intended to identify forward looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports filed with the Securities and Exchange Commission.

         The analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying consolidated financial statements, including the notes thereto.

General

Computer Power Inc. (the "Company", or "Registrant") designs, manufactures, markets and services products in three distinct market categories: energy efficient lighting, power protection systems, and emergency lighting. The Astralite brand is focused on the energy efficient lighting market, while the power protection business is concentrated on the power protection market and emergency lighting market.

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

The Company's main focus is the emergency lighting market, where it offers a line of power protection devices (lighting inverters) which backup lighting fixtures. Required by fire code, all public buildings must provide for a minimum of 90 minutes of emergency lighting. This can be accomplished via generator, battery powered unit lights, or Inverters.

The Company's power protection equipment can be divided into four sub-categories: double conversion, on-line uninterruptible power systems (UPS), ferroresonant on-line uninterruptible systems (UPS), fast transfer backup power systems, and Standard transfer backup power systems.

The most significant difference among the four categories of power protection systems is the market they serve and the speed at which auxiliary power is supplied when utility power fails. The responsiveness of the system in terms of supplying power determines the specific use or application of the system.

Double conversion, on-line systems continuously supply perfect sine wave power to the protected load. No interruption in power occurs during the transfer from utility power to emergency power, completely protecting the load from power disturbances or outages. Ferroresonant on-line systems also supply uninterrupted power, but unlike double conversion systems, there is a slight voltage and frequency modulation during the transfer. On-line systems are used primarily for emergency lighting applications involving High Intensity Discharge (HID) lights. HID lights require this type of system to continue uninterrupted illumination upon loss of utility power. In the case of standard transfer systems there is a delay of 50 to 100 milliseconds, which is compatible with powering incandescent and fluorescent emergency lighting.

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


ENERGY EFFICIENT LIGHTING

 The lighting retrofit market is driven by demands for energy conservation and related pollution reductions and cost savings from numerous sources including the Federal Government, utility power companies and consumers. Numerous enterprises, including both Fortune 500 and small start-up companies, continue to enter the marketplace with various product offerings, ranging from energy efficient lamp replacements to lighting dimmers and controls. Furthermore, utility-sponsored energy management firms and contractors (DSMs and ESCOs) have entered the marketplace offering complete turnkey services to reduce energy consumption in commercial, industrial and public facilities. Most recently the Environmental Protection Agency (EPA) has launched several major campaigns to promote energy efficient lighting products. Utility power companies also continue to promote lighting retrofit and conservation with various rebates and cash incentives.

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

LED's, first developed in the 1960's, produce light by the excitation of electrons in a semi-conductor wafer. Since that time LED technology has increased in brightness and useful life making them a viable alternative to incandescent applications in color specific applications such as exit signs and traffic signals.

The key benefits of LED's when used in Exit Signs is their 93% energy savings and extremely long life as compared to the incandescent lamp. Required by code in public buildings, the EPA estimates that over 100 million exit signs in use today, and this could translate to significant energy savings for customers who decide to convert to this new solid-state lighting technology.

PRODUCT PRICES AND REVENUES

The retail product price ranges are as follows: (a) energy efficient lighting $25-$175; (b) power protection systems $150-90,000; (c) line conditioning equipment $1,750-$22,000; (d) battery chargers $1,730-$4,600; and (e) emergency lighting equipment $2,800-$90,000.

MANUFACTURING AND SUPPLY

Power Protection and Astralite products are manufactured to customer's orders in the Company's High Bridge, New Jersey facility. To a limited extent, the Registrant purchases fully assembled UPS systems from two sources for resale in its distribution network. Sub-assemblies for the solid-state light emitting diode retrofit kits are manufactured outside the United States with final assembly at High Bridge.

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

MAINTENANCE AND SERVICE

The Registrant offers warranties on all its products, including parts and labor, which range from one year to twenty-five years prorated depending upon product type. Products sold by the Company, but manufactured by others, are covered by Company and original manufacturer's standard warranty and service agreements.

The Registrant performs warranty and repair service on products through its factory service center at its New Jersey factory, when required or at customer site. These services are performed pursuant to a written service contract or upon specific order. Services on its products sold abroad are handled by various third party agents. For 1998 and 1997 the Registrant had field service expenses of approximately $600,000, and $614,000, respectively.


SALES AND MARKETING

The Company distributes its power protection and emergency lighting products in the United States and abroad through a network of sales representatives, distributors, and exporters to end-users and original equipment manufacturers. For domestic power protection and emergency lighting product sales, the Company utilizes electrical wholesale distributors and approximately 40 sales representative companies. In the overseas market, the Company relies on approximately 15 distributor/representative companies and approximately 10 exporters to sell its products. In addition, the Registrant makes sales directly to individual end-users and original equipment manufacturers on certain products. No single customer accounted for more than 13% of the Company's net sales for 1998.

The Registrant's relationship with its sales representatives is specified by a written contract, terminable on 90 days notice. The contract provides for exclusive territorial and product representation and commissions payable to representatives on their sales from 3% up to 20% depending on terms and conditions. The sales representatives do not purchase for their own account and generally will represent other non-competitive products. The top 10 representatives accounted for an estimated 15% of the Company's net sales for 1998.

The Company markets its Astralite products directly through a select group of lighting and electrical distributors who focus on energy conservation and long-life lighting. Marketing efforts are directed to plant and facility managers, and energy managers responsible for industrial, commercial, and public buildings such as schools, hospitals, and shopping malls. Astralite maintains sales offices in High Bridge, NJ. In addition, certain Astralite products are sold to original equipment manufacturers.

Astralite products are usually discounted to distributors from 20% to 50% from list, depending on the product and quantity sold. No individual distributor accounted for more than 2% of the Company's net sales for 1998. The Company intends to de-emphasis Astralite in the future and is currently seeking to sell the Astralite line

CUSTOMERS

The Registrant sells its products to numerous customers, ranging in size from small companies to large Fortune 500 corporations. Its customers are end-users, original equipment manufacturers, system integrators, and distributors. Many of the Company's customers are repeat purchasers. None of the Company's customers represent more than 13% of revenues in 1998 and 10% of revenues in 1997. The Company's Astralite and UPS businesses are generally not seasonal, however, the emergency lighting business (approximately 58% of net sales) parallels construction industry cycles.

INTERNATIONAL OPERATIONS

The Registrant's international activities account for approximately 2%, 3%, and 6% of its net sales for 1998, 1997, and 1996 respectively.

BACKLOG

As of December 31, 1998 the Registrant's backlog was approximately $432,000, represented by firm customer orders, as compared with a backlog of approximately $533,000 as of December 31, 1997. Most orders are generally subject to cancellation. However, in certain cases, particularly in regard to orders for custom products, there are penalty provisions for cancellations.

ENGINEERING

The Registrant maintains an engineering staff whose functions include the improvement of existing products, modification of products to meet customer needs and the engineering, research and development of new products and applications. There are presently seven individuals employed at the Registrant's High Bridge, New Jersey location. Engineering and research and development expenses were approximately $393,000 in 1998, and $506,000 in 1997.

The Registrant intends to continue its research and development activities and considers these efforts vital to its future business development. It anticipates significant expansion of such efforts primarily directed toward the development of new power protection products and applications, the improvement of existing products, and cost reductions.

COMPETITION

In all its product lines, the Company faces intense competition from numerous domestic and foreign manufacturers of varying sizes, including large Japanese and European companies. In the Registrant's opinion, companies with which it competes are American Power Conversion, Sola, Exide, Deltec, Best Energy Systems, Dualite, ProLight and others. Many of its competitors are owned by larger companies and have greater financial, technical and marketing resources than the Registrant.

The degree of competition and the particular competitor may vary depending on the product line/model and application involved. Accordingly, the Company will compete with certain companies in the sales of its products for computers and personal computers and with others in the emergency lighting or energy efficient retrofit fields. For all its products, the Company generally competes on the basis of price, product performance, features and delivery schedules. The Company endeavors to position and sell its products at competitive prices in the market place.

RESEARCH AND DEVELOPMENT

In 1998 the Company designed a new, UL approved, interruptible power supply unit that incorporates the latest in electronic components and will enhance the manufacturing process by allowing the Company to build the units in components. This unit will be manufactured in modules using a cell manufacturing process that should provide manufacturing economies.

GOVERNMENT REGULATION

The Registrant has not experienced and does not anticipate any material effect of existing or probable government regulations on its business.

Item 2.  Property and Facilities

The Registrant leases a building of approximately 60,000 square feet in High Bridge, New Jersey for its manufacturing facilities and executive offices expiring December 31, 1999. Annual rent over the remaining term of the lease is $237,000 per year. The Registrant is also responsible for local property taxes, insurance premiums, and other related expenses. At the end of the lease term, at its option, the Company must either purchase the building or renew the lease for additional ten- (10) years at no increase in rent. One of the two landlords is an affiliate of the Company.

Item 3.  Legal Proceedings

To the best of its knowledge, there are no material legal proceedings to which the Registrant is a party or to which its property is subject.

Item 4.  Submission of Matters to a Vote of Shareholders

No matters were submitted in 1998.

                                     Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

The principal market for the Registrant's shares of Common Stock, par value $.01 per share, is the over-the-counter market. The Registrant's Common Stock is quoted on the OTC Bulletin Board under the symbol CUWR.

The high and low closing bid and asking prices concerning such securities, on a quarterly basis, as furnished by the National Quotation Bureau for the period beginning January 1, 1997 are as follows:

Common Stock (CUWR)

CALENDAR PERIOD             HIGH AND LOW BID          HIGH AND LOW ASK

1/01/97 to 03/31/97          $.312    $.2500      $.5000          $.25000
04/01/97 to 06/30/97        .12500    .12500      .25000           .25000
07/01/97 to 09/30/97        .12500    .12500      .25000           .25000
10/01/97 to 12/31/97        .37500    .12500      .50000           .21875

1/01/98 to 03/31/98         .37500    .18750      .50000           .31250
04/01/98 to 06/30/98        .18750    .18750      .37500           .25000
07/01/98 to 09/30/98        .18750    .12500      .25000           .18750
10/01/98 to 12/31/98        .25000    .09375      .93750           .31250

Quotations represent prices between dealers, do not include retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.

As of March 2, 1998 there were129 shareholders of record. Based on prior information from nominee holders, the Company believes the number of beneficial owners of its common stock exceed 600.

The Registrant has not paid any cash dividends on its Common Stock and does not intend to do so in the near future.


Item 6. Management's Discussion and Analysis

REVENUES

Revenues for 1998 were approximately $8,443,000 versus approximately $9,538,000 in 1997, representing a decrease of approximately $1,094,000 or 11% below 1997. Power protection sales were up slightly (1%) compared to the prior year. Astralite product sales were down approximately $1,363,000 or 32%, mainly due to lower retrofit kit sales. Retrofit kit sales were adversely impacted by a UL code change that went into effect during the third quarter of 1997. In December 1997, the Company completed development for a new higher intensity kits and became the first manufacturer to obtain a UL listing that meets the new code requirements. However sales of the new product were lower than anticipated due higher average pricing resulting from increased costs to meet the UL approval.

COST OF SALES

Cost of sales for 1998 of $6,420,742 was about 76% of net sales compared to approximately $7,518,000 or 79% in 1997. The Company managed its direct cost, primarily materials, at slightly improved levels to sales along with a reduction of indirect labor.

OPERATING AND OTHER EXPENSES

Selling expenses for 1998 were about $855,000 or about $282,000 lower than 1997. This represented about 10% of net sales in 1998 compared to 12% in 1997. In order to help mitigate the impact of lower Astralite sales, the Company reduced sales salaries and commissions, along with advertising and promotions expenses.

General and administrative expenses were approximately $1,044,000 in 1998 as compared to $1,187,000 in 1997. Administrative expenses for 1998 were lower primarily due to a reduction in payroll and insurance expenses, and a one-time cost reduction totaling approximately $35,000 resulting from a three year sales tax audit completed during 1997. These decreases were partially offset by an increase in professional fees, and allowance for bad debt.

Interest expense for 1998 totaled approximately $284,000 versus approximately $398,000 in 1997. The primary reason for the decrease was forgiveness of interest for approximately $140,000 from one of the debt holders as part of the Company's ongoing debt compromise efforts. The debt forgiveness also resulted in an extraordinary gain of approximately $165,000 which represented interest from prior years.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company's investment in Total Assets was about $2,667,000 or $40,000 less than the $2,706,000 reported at December 31, 1997.
The significant components of the change are a reduction in inventory of $275,000 due to lower stocking days of material, was partially offset by an increase in accounts receivable of approximately $166,000 and net increase in fixed assets of $86,000. At December 31, 1998, the Company's Liabilities and Stockholders' Equity declined by $40,000 and was essentially comprised of: (1) the decrease of accrued liabilities by approximately $171,000 and the net increase of financing activities of approximately $143,000 which was partially offset by the increase of accounts payable of approximately $360,000.

The Company is currently negotiating with the landlord for a revision of the building lease terms, including a reduction in rent. Presently, the Company is making payments based on the lease, and is in arrears in rent by approximately $39,000 as of December 31, 1998. As the market has shifted to more competition the Company expects to modify the lease during 1999 to more favorable terms. Should the landlord decide to terminate discussions and institute actions under default provisions and the Company were unable to satisfy the obligations then due, it would result in a default of the Company's asset based lending agreement.

The Company has retained an outside consultant to assist it in raising additional capital and in restructuring its current debt obligations. Based on progress achieved to date, the Company anticipates a favorable outcome to the debt restructuring initiative and is hopeful that a debt compromise with key debt holders will be achieved during 1999.

The ability to restore Astralite sales back to historical sales levels is doubtful. Accordingly, management has decided to focus entirely on its core power protection business. The Company expects to diminish Astralite operations further and will attempt to find a suitable purchaser. The Company has made adequate reserves for such a divestiture or closure of the business line.

The Company has two raw material suppliers, one which is a related party, that provide extended terms. As of December 31, 1998 these vendors were owed a total of about $267,000 of which about $223,000 was outstanding as a result of those terms.

The Company  anticipates  that borrowings  available to it through its revolving credit and inventory term loan during 1999 should be sufficient to cover operating cash requirements. There is no provision in the line of credit or with any other lending source for any material commitments; research and development, or marketing and promotion. The Company continues to search for an additional infusion of cash into the business from outside investors and major stockholders.

During 1998, management focused on productivity improvement programs that were established in its plan for the year. These plans included continuing to reduce cost of sales and other expenses. These plans were all implemented with varying degrees of success. However, during 1998 when it became clear that the new Astralite product introduction planned for the year was not meeting projected sales, the Company reduced sales expenses, primarily salaries. The Company has continued its efforts to develop new products that will make the manufacturing and field service activities more efficient. These initiatives have materially lowered the break-even point for the Company. In 1998 the Company participated in a utility company energy conservation rebate program with sales totaling approximately $374,000. The Company does not expect this program to continue but continues to search for similar programs.

During 1998 the Company has purchased a year 2000 compliant enterprise resource planning system, and will begin implementation training in the first quarter of 1999, with a go live date of second quarter 1999. The cost of compliance and its effect on future results of operations is not anticipated to be material in any given year.

 Item 7.

Financial Statements

The information called for by this item appears at the end of this Form 10-KSB.

Item 8.

Changes In and Disagreements With Accountants On Accounting and Financial
Disclosure:

None

Item 9.

Directors and Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Certain information about directors, officers and other key personne of the Registrant is contained in the following table:

Name                                        Title                        Age
----                                        -----                        ---
 .
Lindsay Gillette3                   Chairman of the Board                 40

John M. Perry1                      President & CEO                       55

Peter Gillette2,3                   Director                              38

Roger Love                          Director                              66

Clarence Wilcox2,3                  Director                              68

Paul Kohmescher                     Controller & CFO, Secretary           47

(1) Mr. Perry's employment as President, Chief Executive Officer is subject to an employment agreement. The term of this agreement is October 1,1998 through December 31, 2001.
(2) Member of the Audit Committee, resigned on January27,1998. (3) Resigned as a director on January 27, 1998.

All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Executive officers hold office until their successors are chosen and qualify, subject to earlier removal by the Board of Directors.

Lindsay Gillette had been a Director since 1994. He was elected Chairman, President and Chief Executive Officer in 1994 and became Chairman in June, 1996. Mr. Gillette has also been a Managing Director of Computers and Controls Ltd., a Trinidad & Tobago corporation since 1982. Mr. Gillette is also a Director of Cableview Limited, Body Works Fitness & Aerobics Limited, Favorite Foods, Ltd., National Maintenance Training & Security Company Ltd., and NIHERST. Mr. Gillette is a graduate of McMaster University with a bachelor's degree in Civil Engineering.

Lindsay Gillette is a brother of Peter Gillette.

John Perry was appointed a Director in October 1998 when he assumed his position as President, Chief Executive Officer of the Company. Prior to this appointment, Mr. Perry was Executive Vice President at Proformix, a developer and manufacturer of computer peripherals and a marketer of specialty software. Mr. Perry has held executive, operations, engineering and sales positions with multi-national firms and has been a Principal in private manufacturing companies.

Peter Gillette had been a Director of the Company since 1994. He also has been technical director of Computers and Controls Ltd., since 1983. He is also a Director of Cableview Limited, Body Works Fitness & Aerobics Limited, Pelinja Holdings Limited, Chaguaramas Development Authority, Tourism and Industrial Company and Trinidad & Tobago Free Trade Zones. Mr. Gillette holds a bachelor's degree in civil engineering from Cornell University.

Roger Love was a founder of the Company in 1967. He has served as a Director from 1972 to the present. From 1972 to 1994 Mr. Love was President of the Company. Mr. Love is currently President and Chief Executive Officer of Drumsurn, a telecommunications service company.

Clarence Wilcox had been a Director of the Company since 1994. He also had been Chairman and Managing Director of Wilcox Enterprises Limited since 1978. Since 1993 he has been Chairman and Managing Director of Guymar Caribbean Limited. Mr. Wilcox is also Deputy Chairman and Director of MEGA Insurance Company Limited, and a Director of General Packaging Limited.

Paul Kohmescher has been employed by the company since 1997. He was promoted to Chief Financial Officer in November 1998. Prior to joining the Company Mr. Kohmescher held various top management positions most recently as the Executive Director of National Kitchen and Bath Association. He holds a bachelor's degree from Indiana University, and is presently pursuing a masters degree in business administration at Allentown College of St. Francis de Sales.

No director, officer, of beneficial owner of more than ten percent of any class of equity securities of the Registrant failed to file on a timely basis, reports required by Section 16 (a) during the fiscal year ended December 31, 1998.

Item 10. Executive Compensation

The annual and long-term compensation for services performed in all Company related capacities for the fiscal years ended December 31, 1996, 1997, and 1998 of those persons who were, at December 31, 1997, the President and Chief Executive Officer, and other Officers of the Company with annual compensation of $100,000 or greater follows:

                                                SUMMARY COMPENSATION TABLE
         Annual Compensation                      Long Term Compensation

Name and                            Salary       Bonus           Deferred
Position                   Year       ($'s)      ($'s)         Compensation $'s
--------                   ----     --------------------------- ----------------
John M. Perry (1)           1998    $110,000
   President & Chief
   Executive Officer

Hiro Hiranandani(2)        1998     $1,000,000
President & Chief          1997     $   75,000                      $25,000
   Executive Officer       1996     $   49,418

Louis Massad(3)            1998     $0
 VP Finance                1997     $0
                           1996     $104,500






----------------------------------------------------------------
(1) Appointed President & Chief Executive Officer on October 1, 1998.
(2) Appointed President & Chief Executive Officer June 28, 1996. Resigned as an officer on September 2, 1998.
(3) Resigned effective December 31, 1996.

Options and Grants in the Last Fiscal Year John M. Perry's employment contract granted (1) stock options for 100,000 common shares of the Company at an exercisable price equal to 85% of such common stock's market value at December 31, 1999, and (2) stock options for 100,000 common shares of the Company at an exercisable price equal to 85% of such common stock's market value at December 31, 2000.

           Number of Securities  % of Total Options/
            Underlying Options/ SAR's Granted to        Exercise of  Expiration
Name        SAR's Granted      Employees in Fiscal Year  Base Price   Date
----        -------------     ------------------------    ----------   ----

Les Listwa     20,000                    9.0%               $0.25     01/06/07


                    Aggregated Option Fiscal Year End Values
                        (There were no exercises in 1998)

                 Number of unexercised Options/Value of unexercised In-the-Money
                   Warrants at Year-end (#)    Options/Warrants at Year-end
Name              Exercisable/unexercisable    ($'s)
                                               Exercisable/unexercisable
John M. Perry          0/200,000                     44,000
Hiro Hiranandani       377,999/0                     82,400
Les Listwa              36,000/0                      7,800

                              Repricing of Warrants
                       Number of                                     Length of
                       Securities     Market     Exercise            Original
                       Underlying     Price at   Price at    New      Option
                       Options/SAR's  Time of    Time of    Exercise   Term
Name          Date     Repriced       Repricing  Repricing   Price   Remaining
----          ----     ---------      ---------  ---------  -----   ---------

Hiro          02/13/97 125,999        $0.25      $0.33     $.025   8.25 Years
Hiranandani   02/13/97 125,999        $.025      $.040     $.025   8.25 Years
              02/13/97 126,001        $.025      $.040     $.025   8.25 Years


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

As of December 31, 1998, 281,000 shares of the Plan were outstanding of which 29,000 shares have vested. Of the pre-1996 stock option plan, 116,000 shares remain outstanding with 113,000 shares vested.

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

Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution. Options granted under the Plan are protected by anti-dilution provisions increasing the number of shares issuable thereunder and reducing the exercise price of such options, under certain conditions. The Plan will terminate on January 5, 2007, or on such earlier date as the Board of Directors may determine. Any options outstanding at the termination date will remain outstanding until it expires or is exercised in full, whichever occurs first.

Option Grants in the Last Fiscal Year

There were 200,000 stock options granted and 169,000 stock options canceled for individuals that left the Company pursuant to the Registrant's Plan during the fiscal year ended December 31, 1998. Stock appreciation rights are not granted under the Plan.

Long-term incentive plan awards

The Registrant does not have a long-term incentive plan, other than the Incentive Stock Option Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 3, 1999, those persons including any "group" who is known to the Registrant to be beneficial owners of more than five percent (5%) of the Company's common stock as well as the stock ownership of directors and executive officers. The Company's common stock is the only equity or voting security outstanding.

Name and Address of               Amount and Nature of         Percent of
Beneficial Owner                  Beneficial Ownership1         Class

John M. Perry - President               250,000                 8.84%
& Chief Executive Officer
124 W. Main Street
High Bridge, NJ 08829

Roger Love - Director                   461,199                16.31%
124 W. Main St.
High Bridge, NJ 08829

Susan M. Larson - Director            1,000,000(2)             35.36%
c/o Public Access Lighting, LLC
13603 South Halsted Street
Riverdale, Illinois 60627

All directors and officers
as a group                            1,711,199                60.50%

(1) Except as otherwise set forth herein, all shares are beneficially owned, and the sole voting and investment power is held by the persons named. Does not give effect to common stock reserved under the Registrant's Incentive Stock Option Plan. (2) Public Access Lighting, LLC , purchased these Common Shares subsequent to December 31, 1998, as part of a financing transaction, which included the acquisition of certain Company notes and warrants; Susan M. Larson was appointed a director of the Company on January 27, 1999 and is an equity owner of Public Access Lighting, LLC and therefore, beneficial ownership of that entity's Common Shares are attributable to Ms. Larson (see: footnote no. 12, " Subsequent Events" in the attached financial statements).

Item 12. Certain Relationships and Related Transactions

The Company owns a 20% interest in Retrofit, Ltd. ("Retrofit"), of Trinidad, West Indies. Retrofit was established to manufacture components for the Company. In 1996, it began manufacturing LED sub-assemblies for the Company's Astralite business unit. The Company's entire investment in Retrofit consisted of a license of its patented LED retrofit technology. This investment is carried at no value. The majority interest in Retrofit is owned by certain related parties including Messrs Lindsay Gillette and Peter Gillette, directors of the Company. During 1998, the Company purchased approximately $38,000 of material from Retrofit.

The Company leases its office and plant facilities from its former principal shareholders under a noncancellable operating lease expiring in 1999. Upon the expiration of the lease in 1999, the Company has the option to purchase the facilities on December 31, 1999 at the then fair market value by payment of 15% cash and the balance payable on a 30 year mortgage bearing interest at the 30 year treasury bond rate. If the Company does not exercise its option, it will be obligated to renew the lease for an additional ten years. If the option is not exercised, the Company is obligated to renew the lease for an additional 10 year term without rent escalation. The annual rental is $237,000 per year with the Company being responsible for property taxes, insurance, and other related expenses. During 1997 and 1998, the Company recorded $237,000 as rental expense per year.

On June 28, 1996, Mr Hiro Hiranandani, a director and officer of the Company, and a company controlled by Messrs Lindsay Gillette and Peter Gillette, directors of the Company, loaned the Company $300,000 in exchange for term notes, due July 1, 1999, bearing interest at 9-1/2% per annum, payable quarterly. In addition, these investors received a total of 300,000 stock subscription warrants, with an exercise price of $1.00 per share, exercisable from July 1, 1998 through July 1, 2000. Further, as part of the compensation package for Mr Hiranandani, the President and Chief Executive Officer, 377,999 stock subscription warrants were issued at prices ranging from $.33 to $.40 per share, with exercise periods ranging from June 1, 1996 through June 1, 2006. The Board of Directors repriced these stock subscription warrants to $.25 per share on February 13, 1997.

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

During February 1997, the Company arranged additional bridge financing totaling $280,000 from Hiro Hiranandani, a director and officer of the Company, and a company controlled by Messrs. Lindsay Gillette and Peter Gillette, directors of the Company. The instruments bear interest at 10% per annum and matured on February 1, 1998. At that time the Company elected to exercise its option to extend the notes for l year and issued 800,000 warrants at a price of $0.35 per share in consideration for this extension. To the extent the principal of the notes was not repaid on February 1, 1999, interest will accrue at 14% per annum, thereafter. The warrants expire on February 1, 2006.

On April 13, 1998 the Company's Board of Directors approved the issuance of 966,079 warrants (of which 952,289 were to affiliates and a former CEO) to the various companies and individuals who agreed to the deferral of principal and interest related to certain debt as discussed in Note 2. The exercise price of the warrants was the market value of the Company's stock ($0.25) on April 13, 1998. All warrants vested immediately and expire on April 13, 2003.

As of December 31, 1998, the Company had outstanding principal and interest payable under its various note agreements with related parties and entities totaling approximately $2,434,000. In addition, the total stock subscription warrants outstanding as discussed above totaled 1,885,288 as of December 31, 1998. In addition, the Company owed Retrofit $106,000 for materials purchased in the ordinary course of business.

                                    PART IV.

Item 13. Exhibit List and Reports on Form 8-K:

 The following documents are filed as part of this Report: 1. Financial
       Statements, 2. (a) Exhibits as indicated and 3.
(b) Reports filed on Form 8-K as indicated.

1.   Consolidated Financial Statements:
         Index to Consolidated Financial Statements

         Report of Independent Auditor Consolidate Balance Sheet as of December 31, 1998 Consolidated Statement of Operations for each of the years in the two-year period  ended December 31, 1998.
         Consolidated Statements of Stockholders' Equity for each of the years in the two-year period ended December 31, 1998.
         Consolidated Statements of Cash Flows for each of the years in the two-year period ended December 31, 1998.
         Notes to Consolidated Financial Statements for each of the years in the two-year period ended December 31, 1998 and 1997. 2.(a) Exhibits:

     The following list of exhibits are incorporated by reference from the Registrant's Registration Statements on Form S-1 and S-8 filed under the Securities Act of 1933, as amended, its Registration Statement filed on Form 8-A and its Annual Report on Form 10-K for the fiscal year ended December 31, 1986 pursuant to the Securities Exchange Act of 1934, as amended:

Exhibit Number

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

The  following  list  of  exhibits  are   incorporated  by  reference from  the
Registrant's Form 10-KSB for the fiscal year ended December 31, 1994:
10.24-$300,000 Convertible Debenture.
10.25-$700,000 Subordinated Note.
10.26-Consolidation and Modification of Lease Agreement.
10.27-Consulting and Non-Competitive Agreement with Roger Love.
10.28-Capitalization Agreement with Ready Mix (West Indies), Ltd.

The following list of exhibits are incorporated by reference from the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995:
NONE

The  following  list  of  exhibits  are   incorporated  by  reference  from  the
Registrant's Form 10-KSB for the fiscal year ended December 31, 1996:
10.29-Resignation of Lindsay Gillette;
10.30-Employment Agreement of Hiro R. Hiranandani dated June 28, 1996; 10.31-Resignation Letter of Louis Massad;
10.32-Warrants issued by Registrant to Kenneth Rind;
10.33-Debt Restructuring Agreement between Registrant and Roger Love;
10.34-Debt Restructuring Agreement between Registrant and Doris Love;
10.35-Debt Restructuring Agreement between Registrant and Ready Mix
 (West Indies), Ltd. - Convertible Debenture;
10.36-Debt Restructuring Agreement between Registrant and Ready Mix
(West Indies), Ltd. - Subordinated Note;
10.37-Debt  Restructuring  Agreement between Registrant and SouthernTech, Ltd.;
10.38-Debt Restructuring Agreement between Registrant and SouthernTech, Ltd.; 10.39-Warrants issued by Registrant to SouthernTech, Ltd.;
10.40-Promissory Note
between Registrant and Darby & Darby;
10.41-Promissory  Note between Registrant
and  Hiro  R.  Hiranandani;
10.42-Promissory   Note  between   Registrant  and
SouthernTech,  Ltd.;
10.43-Extension of Warrants previously issued by Registrant to Rosenthal & Rosenthal;
10.44-Warrants  issued  by  Registrant  to Hiro R.
Hiranandani;
10.45-Warrants  issued by Registrant  to Albert Roth;
10.46-Lease
Modification Agreement between Registrant and Roger Love and Doris Love; 10.47-NOT USED;

10.48-Debt Restructuring Agreement between Registrant and Hiro Hiranandani; 10.49-Promissory Note between Registrant and SouthernTech, Ltd.

The  following  list  of  exhibits  are   incorporated  by  reference  from  the
Registrant's Form 10-KSB for the fiscal year ended December 31, 1997:
NONE

The following list of exhibits are incorporated by reference from Registrant's Form 10-QSB for the quarter ended September 30, 1998:

10.51-Employment Agreement dated as of October 1, 1998, by and between the Company and John M. Perry, appointing Mr. Perry the President and Chief Executive Officer of the Company.
10.52- First Amendment to Employment Agreement, dated as of October 1, 1998, by and between the Company and John M.Perry.

3.(b) Reports Filed on Form 8-K During Applicable Period: None



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMPUTER POWER, INC.


                                          By:/s/John M. Perry
                                          John M. Perry, President

Dated: March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

March 31, 1999

/s/ John M. Perry
John M. Perry, President, Chief Executive Officer and Director


/s/ Paul A. Kohmescher_
 Paul A. Kohmescher, Chief Financial Officer, Secretary


/s/ Roger Love
Roger Love, Director






cpi-10k.98

                       Computer Power Inc. And Subsidiary


            Consolidated Financial Statements As Of December 31, 1998


                                  Together With


                    Report Of Independent Public Accountants

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Computer Power Inc.:


     We have audited the accompanying consolidated statements of operations, shareholders' deficit and cash flows OF Computer Power Inc. ( a New Jersey corporation) and subsidiary for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Computer Power Inc. and subsidiary for the year then ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                           Arthur Andersen LLP

Roseland, New Jersey
April 9, 1998

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Computer Power Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Computer Power Inc.(a New Jersey corporation) and subsidiary as of December 31, 1998, and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Power Inc. and subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                     Rosenberg Rich Baker Berman & Company
                     A Professional Association of Certified Public Accountants

Bridgewater, New Jersey
February 26, 1999

                       COMPUTER POWER INC. AND SUBSIDIARY


                 CONSOLIDATED BALANCE SHEET -- DECEMBER 31, 1998


                                     ASSETS

CURRENT ASSETS:
   Cash                                                           $63,204
   Accounts receivable, less allowance of $211,485 for
     doubtful accounts                                            1,478,937
   Inventories (Note 1)                                           742,991
   Prepaid expenses and other current assets                      32,714
                                                                  -------------

                Total current assets                              2,317,846
                                                                  -------------
PROPERTY AND EQUIPMENT, at cost (Note 1):
   Machinery, equipment, vehicles and furniture                   1,280,783
   Leasehold improvements                                         333,274

                                                                  1,614,057

   Less-Accumulated depreciation and amortization                 1,265,402
                                                                  -------------

                                                                  348,655
                                                                  -------------

                                                                  $2,666,501
                                                                  =============
                      LIABILITIES AND SHAREHOLDERS' DEFICIT


CURRENT LIABILITIES:
   Notes and other debt payable (Note 4)                          $2,337,667
   Current maturities of long-term debt (Note 4)                  775,694
   Accounts payable                                               798,866
    Capital leases-current maturities                             53,143
   Accrued liabilities                                            1,014,221
                                                                  -------------
       Total current liabilities  4,979,591 LONG-TERM LIABILITIES (Note
4)
  Capital Leases excluding current maturities                      $85,374
  Long term debt excluding current maturities                      224,306
                      Total long-term liabilities                 $309,680
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' DEFICIT (Notes 4 and 6):
   Preferred stock, par value $.01 per share; 2,000,000 shares authorized; none issued Common stock, par value $.01 per share; 12,000,000 shares authorized;
     2,602,700 shares issued                                        26,027
   Capital in excess of par value                                3,757,119
   Accumulated deficit                                          (6,331,228)
   Treasury stock, 24,400 shares, at cost                          (74,688)

                                                                (2,622,770)
                                                            ------------------

                                                                 $2,666,501
                                                            ==================

               See notes to the Consolidated Financial Statements

                       COMPUTER POWER INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997





                                                        1998          1997
                                                    ------------- -------------

NET SALES                                           $8,443,473    $9,537,967

COST OF SALES                                       6,420,742     7,518,306
                                                    ------------- -------------

                Gross profit                        2,022,731     2,019,661
                                                    ------------- -------------

OPERATING AND OTHER EXPENSES (Notes 4, 7 and 8):
     Selling expenses                               854,852       1,136,647
     General and administrative expenses            1,043,689     1,186,542
     Interest expense, net                          283,479       390,759
                                                    ------------- -------------

                                                    2,182,020     2,713,948
                                                    ------------- -------------

Income (Loss) From Continuing Operations
 Before Extraordinary Item                          $159,289)    ($694,287)


Extraordinary Item (Net of Income Taxes of $0)      $165,367             $0

Net Income (Loss)                                     $6,078      ($694,287)
EARNINGS (LOSS) PER SHARE AVAILABLE TO COMMON
   STOCKHOLDERS (a):
     Basic EPS-
       Income (Loss) From Continuing Operations       ($.06)         ($.27)
          Extraordinary Item                            .06              -
          Net  Income (Loss)                           $.00          ($.27)
       Weighted average common shares outstanding  2,578,300      2,578,300


(a) Diluted EPS is not presented for either period as the effect of the inclusion of the potential shares would be antidilutive.




               See notes to the Consolidated Financial Statements

                       COMPUTER POWER INC. AND SUBSIDIARY


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997




                                                       Capital in                                                         Total
                                     Common            Excess of              Accumulated           Treasury          Shareholders'
                                     Stock             Par Value                Deficit               Stock              Deficit
                                 --------------     ----------------       -----------------     ---------------   ----------------


BALANCE, December 31,
   1996                           $26,027            $3,757,119            ($5,643,019)           ($74,688)         ($1,934,561)

   Net loss -- 1997               0                  0                     (694,287)              0                 (694,287)
                                  ------------       --------------        ----------------       --------------    ---------------

BALANCE, December 31,
   1997                           26,027             3,757,119             (6,337,306)            (74,688)          (2,628,848)

   Net income-- 1998              0                  0                     6,078                  0                 6,078
                                  ------------       --------------        ----------------       --------------    ---------------

BALANCE, December 31,
   1998                           $26,027            $3,757,119            ($6,331,228)           ($74,688)         ($2,622,770)
                                  ============       ==============        ================       ==============    ===============





               See notes to the Consolidated Financial Statements

                       COMPUTER POWER INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                                           1998                  1997
                                                                                       ---------------      ------------------

CASH PROVIDED BY(USED FOR)  OPERATING ACTIVITIES:
   Net  income(loss)                                                                      $6,078               ($694,287)
   Adjustments to reconcile net income (loss) to cash provided by (used for)
Operating activities-
       Depreciation and amortization                                                      65,677               59,556
       Changes in assets and liabilities-
         Accounts receivable, net                                                         (166,118)            42,071
         Inventories                                                                      275,107              520,260
         Prepaid expenses and other current assets                                        12,490               30,181
         Accounts payable                                                                 (359,569)            48,211
         Accrued liabilities                                                              171,311              93,379
         Deferred revenue                                                                 0                    (372,683)
                                                                                          ---------------      ------------------

                Cash provided by (used for) operating activities                          4,976                (273,312)
                                                                                          ---------------      ------------------

CASH USED FOR INVESTING ACTIVITIES :
   Capital expenditures                                                                   (151,986)            (58,420)
                                                                                          ---------------      ------------------

                Cash used for investing activities                                        (151,986)            (58,420)
                                                                                          ---------------      ------------------

CASH PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from issuance of new debt                                                     232,914              507,527
   Repayments of debt                                                                     (90,000)             (177,014)
                                                                                          ---------------      ------------------

                Cash provided by financing activities                                     142,914              330,513
                                                                                          ---------------      ------------------

                Increase (decrease) in cash                                               (4,096)              (1,219)

CASH, beginning of year                                                                   67,300               68,519
                                                                                          ---------------      ------------------

CASH, end of year                                                                         $63,204              $67,300
                                                                                          ===============      ==================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
     Interest paid                                                                        $145,039             $188,444
                                                                                       =================      =================


               See notes to the Consolidated Financial Statements

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

         The Company has continued to incur losses and at December 31, 1998 has a working capital deficiency and a shareholders' deficit. Management has implemented several programs to reduce costs and to reduce the break-even point necessary for profitable operations. Management believes that its 1999 budget, which reflects the anticipated results of these programs, is reasonable and attainable and will provide sufficient cash to sustain operations during 1999. In addition, a principal shareholder of the Company has committed to provide additional working capital, if necessary. The Company has been negotiating a debt compromise with its largest debt holders and hopes to have the compromise consummated in 1999.

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


Raw material                        $379,845
Work in process                     258,508
Finished goods                      104,638
                                    -------------

                                    $742,991
                                    =============

       Property and Equipment-

                  Property and equipment are recorded at cost. Depreciation is recorded primarily on a straight-line basis over estimated useful lives as follows-


Vehicles                                      3 years
Computer equipment under capital leases       3-5 years
Furniture and fixtures                        5-7 years
Machinery and equipment                       5-10 years

           Leasehold improvements are amortized over the life of the lease or their estimated useful lives, whichever is shorter.

          Revenue Recognition

                  Sales revenue is recognized at the date of shipment to the customer.

          Advertising Costs

                  Advertising costs are charged to operations when incurred. Advertising expense was approximately $110,000 and $83,000 for the years ended December 31, 1998 and 1997, respectively.

          Research and Development Costs

                  Research and development costs are charged to operations as incurred and amounted to approximately $314,000 and $400,000 in 1998 and 1997, respectively.

       Net Loss Per Share-

         Effective for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 - "Earnings per Share." The adoption of SFAS No. 128 requires the presentation of Basic Earnings per Share and Diluted Earnings per Share. Basic Earnings per Share is based on the average number of common shares outstanding during the year. Diluted Earnings per Share is based on the average number of common shares outstanding during the year plus the common share equivalents related to outstanding stock options. The weighted average number of shares used in computing basic loss per share was 2,578,300 in both 1998 and 1997. Diluted EPS is not presented for either period as the effect of the inclusion of the potential shares would be anti-dilutive.

(2) ACCRUED LIABILITIES

         At December 31, 1998 accrued liabilities were as follows-


Accrued Interest                         $396,150
Accrued Warranty                         $207,243
Accrued Payables-Other                   $192,570
Accrued Wages and Salaries               $101,657
Miscellaneous accrued liabilities        $116,601
Total accrued liabilities                $1,014,221


CAPITAL LEASES

         The Company leases certain equipment under capital leases expiring in various years through 2001. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset at the inception of the lease. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in the depreciation expense in 1998 and 1997.

     Properties under capital leases are as follows:


                                               December, 31
                                              1998       1997

Telephone equipment                        $65,127     $65,127

Data Processing equipment                  $150,496    $101,303
                                           --------
               Subtotal                    $215,623    $166,430
Less accumulated depreciation              $62,696     $100,272
                                           -------
               Total                       $152,927    $66,158

                  The following is a schedule of minimum lease payments due under capital leases as of 12/31/98.

         Year Ending, December 31,
                  $61,564
                  $58,298
                                                                      $39,005
                  Total net minimum capital lease payments           $158,867
                  Less amounts representing  interest                $ 20,350
                  Present  value of net minimum capital lease
                   payments                                          $138,517
                  Less current  maturities of capital lease
                  obligations                                         $53,143
                  Obligations under capital leases, excluding
                   current maturities                                 $85,374

(4)  DEBT:

       At December 31,1998, notes and other debt payable include amounts due to related parties and other lenders as follows-


Revolving credit agreement maturing January 31, 1999, bearing
   interest at prime (8.5% at December 31, 1997) plus 3.5%                                  $910,098(a)(c)
Subordinated, unsecured notes to a related entity due July 1, 1999
   bearing interest at 9.5%, with quarterly interest payments                               565,000(b)(e)
Term loan, bearing interest at prime (8.5% at December 31,                                  285,000
   1998) plus 3.5%, with monthly installments of $5,000 due December 31, 2002
Subordinated, unsecured note to a related entity due February 1, 1998,
   bearing interest at 10%, with quarterly interest payments                                250,000(b)(d)(e)

Subordinated, unsecured note payable to a director due July 1, 1999,
   bearing interest at 9.5%, with quarterly interest payments                               150,000(b)(e)
Subordinated, unsecured demand note, bearing interest at 8%                                 96,569(b)
Subordinated, unsecured note payable due October 31, 1997
   bearing interest at 10%                                                                  32,000(b)


Subordinated, unsecured note payable to a director due February 1, 1998,
   bearing interest at 10%, with quarterly interest payments                                30,000(b)
Subordinated, unsecured notes payable to a director
   due October 31, 1997 bearing interest at 10%                                             19,000(b)
                Total notes and other debt payable                                          $2,337,667
                                                                                            =================

       Long-term debt consists of the following at December 31, 1998-


Subordinated  note,  bearing  interest at prime (8.5% at December 31, 1997) plus
   4%, payable in monthly installments of $19,444 plus interest
   from September 1, 1997, due August 1, 2000                                               $700,000(b)(f)
Convertible debenture, bearing interest at 9.5%, payable in monthly installments plus interest from July 1, 1997
   until November 2000                                                                      300,000(b)(d)(f)
                                                                                            $1,000,000
Less- Current maturities                                                                    775,694
                                                                                            ------------------
                  Long-term debt                                                            $224, 306
                                                                                            ==================

         (a) The revolving credit agreement provides for maximum borrowings of 85% of eligible accounts receivable, as defined. The maximum amount, including any amounts outstanding under the term loan, is $2,000,000. As of December 31, 1998, approximately $287,000 of additional borrowings were available under this agreement.

         (b) The individual or company holding this note has agreed to the deferral of all principal and interest until January 1, 1999.

         (c) The revolving credit agreement, is due to mature on January 31, 1999. Warrants to purchase 100,000 shares of common stock at an exercise price of $.40 per share which were attached to the agreement and scheduled to expire on January 31, 1999. The estimated value of these warrants will be recorded as interest expense in January 1999

         (d) In the event that the Company does not pay the principal and interest on February 1, 1998, the maturity date will be extended to February 1, 1999. In such case, the company would issue the note holders warrants to purchase 800,000 shares of common stock at an exercise price of $.35 per share. The estimated value of these warrants will be recorded as interest expense in January 1999. The warrants expire on February 1, 2001. To the extent the principal of the notes are not repaid on February 1, 1999, interest will accrue at 14% per annum thereafter.
         The company or individual holding this note agreed to interest forgiveness for the first quarter of 1999.

            (f) The company holding this note agreed to interest forgiveness for these notes from the inception through the first quarter of 1999.

       The aggregate maturities of long-term debt giving effect to the deferred principal obligations discussed above, are as follows-


         1999                                 $805,694
         2000                                 284,306
         2001                                 60,000
         2002                                 60,000
         2003 and beyond                      75,000

                                              $1,285,000

       Substantially all of the Company's assets have been pledged as security under the related debt.

(5)  INCOME TAXES:

       A reconciliation of the consolidated provision for income taxes in the accompanying statements of operations to that which would be computed at the U. S. statutory rate is as follows-


                                                      1998           1997
                                                 -------------  ---------------

Tax (benefit) provision at statutory rate        $21,000        ($306,000)
Provision for valuation allowance                (21,000)       306,000
                                                 -------------  ---------------

Income tax provision recorded in the financial
statements                                       $0             $0
                                                 =============  ===============

       Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The components of the deferred tax asset at December 31, 1998 are as follows-


Accrued interest                                      $158,000
Depreciation                                          35,000
Reserve for slow moving inventory                     64,000
Allowance for doubtful accounts                       85,000
Accrued warranty costs                                83,000
Accrued vacation                                      26,000
Operating loss carryforwards                          2,589,000
                                                      ----------------

                                                      3,040,000

Less- Valuation allowance                             (3,040,000)
                                                      ----------------

                Net deferred tax asset                $0
                                                      ================

       In accordance with SFAS 109, the Company has evaluated its ability to realize tax benefits associated with its temporary differences and operating loss carry forwards. Based on its operating history, the Company has provided a valuation allowance of 100% against the estimated tax benefits associated with the operating loss carry forwards and other temporary differences.

       At December 31, 1998,  the Company has operating  loss carry  forwards of
       approximately   $6,472,000  for  income  tax  return  purposes  that  are
       available to offset future taxable income through 2009.


(6)  SHAREHOLDERS' EQUITY:

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

         On January 6, 1997, the Company's stockholders approved a 1996 stock option plan with the same terms and conditions as the pre-1996 plan. On that date 195,000 options were granted at a price of $.25 per share. On November 18, 1997 30,000 additional options were granted at a price of $.125 per share. As of December 31, 1998, 219,000 shares of the Company's authorized but unissued common stock were reserved for the potential issuance of stock options.


         A summary of the activity in options under the stock option plans are as follows-


                                                          1998           1997
                                                      ------------  -----------

Number of shares under stock option plans-
   Outstanding at beginning of year                    366,000        233,000
   Granted                                             200,000        225,000
   Exercised                                           0              0
   Canceled                                            (169,000)      (92,000)

   Outstanding at end of year                          397,000        366,000
                                                       =============  =========

   Available for grant at end of year                  219,000        340,000
   Exercisable at end of year                          142,000        156,000

Weighted average exercise price-
   Granted                                             $.19           $.23
   Exercised                                           -              -
   Canceled                                            .33            .29
   Outstanding at end of year                          .32            .32
   Exercisable at end of year                          .36            .40
   Weighted average fair value of options granted
     during the period                                 $.22           $.21

John M. Perry's employment contract grants him stock options to purchase 100,000 common shares of the Company at an exercisable price equal to 85% of such common stock's market value at December 31, 2000.

John M. Perry's employment contract grants him stock options to purchase 100,000 common shares of the Company at an exercisable price equal to 85% of such common stock's market value at December 31, 2001.

                                       Number of Securities.
                                      Options Outstanding
 -------------------------------------------------------------------------------

                                               Weighted Average    Weighted
                          Number Outstanding    Remaining           Average
Range of Exercise Prices  December 31, 1998    Contractual Life  Exercise Price
------------------------    -------------------  --------------- ---------------


$.125-.25                    281,000             9.4 years            $.19
$.251-.40                    116,000             2.3 years            $.40


                                                  Options Exercisable
                             ---------------------------------------------------

                                 Number Outstanding          Weighted Average
Range of Exercise Prices        At December 31, 1998          Exercise Price
------------------------       -----------------------   ----------------------

$.25-$.40                           142,000                        $.36



       Warrants-

         On June 21, 1996, 778,000 warrants to purchase shares of the Company's common stock were granted to two members of the Board of Directors at varying prices ranging from $.33 to $1.00. In addition, 25,000 warrants to purchase shares of the Company's common stock were granted to an outside shareholder for consulting services at an exercise price of $1.00. On February 13, 1997, all warrants issued subsequent to and including June 1, 1996 were repriced to $.25 per share. On April 13, 1998 the Company's Board of Directors approved the issuance of 966,079 warrants to the various companies and individuals who agreed to the deferral of principal and interest related to certain debt as discussed in Note 4. The exercise price of the warrants was the market value of the Company's stock on April 13, 1998, $0.25. All warrants vest immediately and expire on April 13, 2003.

       Pro Forma Information-

         The Company maintains an Incentive Stock Option Plan (the "Plan") which reserves shares of the Company's common stock for issuance to Company officers, key employees and other eligible persons as determined by the Board of Directors, In 1996, the Company adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the plan. Had compensation expense for the warrants and the options which vested in 1998 and 1997 under the Company's plan been determined based on the fair value at the grant date commensurate with the provisions of SFAS No. 123, the Company's net loss per share for 1998 and 1997, respectively, would have been increased to the pro forma amounts indicated below-


                                       1998                   1997
                                 ------------------     -------------------



Net income (loss)-
   As reported                       $6,078                 ($694,000)
   Pro forma                         ($250,459)             ($969,000)



Basic earnings (loss)per share-
   As reported                       $.00                   ($.27)
   Pro forma                         ($.10)                 (0.38)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1998 and 1997, respectively: dividend yield of 0% and 0%; expected volatility of 161%, and 149%; risk-free interest rate of 4.5% and 6% and expected lives of 5 and 10 years.

         The prices of the options granted pursuant to the Plan will not be less than 100% of the fair market value of the shares on the date of grant. No award will be exercisable after 10 years from the date of grant. Grants will vest at the rate of 20% per year starting the year after the original grant date.

(7)  COMMITMENTS AND CONTINGENCIES:

       (A) The Company has the option to purchase the building on December 31, 1999 at the then fair market value by payment of 15% cash and the balance payable on a 30 year mortgage bearing interest at the 30 year treasury bond rate. The Company rents its office and plant facilities from its former principal shareholders under a noncancellable operating lease expiring in 1999. Property taxes, insurance and other related expenses are paid by the Company. Upon the expiration of the lease in 1999, the Company has the option to purchase the facilities. If the Company does not exercise its option, it will be obligated to renew the lease for an additional ten years.

       The minimum annual rentals under the terms of the lease were as follows as of December 31, 1999.


           1999                                           237,000

       Rental expense amounted to $237,000 in both 1998 and 1997.

       During 1998, the Company purchased approximately $38,000 of material from Retrofit, a company in which two directors of the Company own a majority interest. At December 31, 1998, approximately $107,000 was payable to Retrofit.

(8)  BENEFIT PLAN:

       The Company maintains a 401(k) plan which covers all eligible employees. Participants may elect to contribute up to 20% of their annual compensation, as defined, not to exceed the applicable limitations under the Internal Revenue Code. The Company provides a matching contribution of 25% of participant contributions, up to a maximum of 8% of the participant's compensation. Total 401(k) expense was $15,000 and $19,000 for the years ended December 31, 1998 and 1997, respectively.

(9)  MAJOR CUSTOMERS

         For the year ended December 31, 1998, the customer had a major customer, sales to which represented approximately 13% of the Company's revenues. The company had an accounts receivable balance due from this customer of approximately $186,000 at December 31, 1998. The loss of this customer would have a materially adverse affect on the Company.




(10)  FAIR VALUE OF FINANCIAL INSTRUMENTS

       Cash, accounts receivable, accounts payable, accrued expenses, notes payable, long-term debt, and capitalized lease obligations:

         The carrying amount approximates fair value because of the short term maturity of these instruments.

         Limitations
                  Fair value estimates are made at the specific point in time, based on relevant information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision.
         Changes in assumptions could significantly affect the estimates.

  EXTRA ORDINARY ITEM

         During 1998 the Company received forgiveness of interest from a major debt holder. The recaptured amount from the period prior to 1998, approximately $166,000,was classified as an extraordinary item.

 (12)  SUBSEQUENT EVENT:

         On January 27, 199, Public Access Lighting, LLC, an Illinois limited liability company ("PAL") purchased certain Company notes, warrants and 490,000 shares of the Company's Common Stock from Mantilla, Ltd. and Southerntech, Inc., two foreign corporations controlled by Lindsay Gillette, in a private transaction. Thereafter, on February 11, 1999, PAL purchased additional Company notes, warrants and 510,000 shares of the Company's
Common Stock from RMC Limited and Readymix (West Indies) Limited, two corporations controlled by Trinidad Cement Limited, in a second private transaction. In connection with these transactions, on January 27, 1999, Lindsay Gillette, Peter Gillette and Clarence Wilcox resigned as directors of the Company's Board of Directors and Susan M. Larson, PAL's President, was appointed a member of the Board.