Form 10KSB/A
period 1998-12-31
COMPUTER POWER INC
filed 1999-04-01
CIK 792986

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A1

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-KSB for December 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COMPUTER POWER, INC.


                                     By:_s/John M. Perry___
                                     John M. Perry, President

Dated: April 1, 1999





2

cpi-10k.98A