Form 10KSB/A
period 1998-12-31
COMPUTER POWER INC
filed 1999-04-08
CIK 792986

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A2

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

                                                SUMMARY COMPENSATION TABLE
         Annual Compensation                      Long Term Compensation

Name and                            Salary       Bonus           Deferred
Position                   Year       ($'s)      ($'s)         Compensation $'s
--------                   ----     --------------------------- ----------------
John M. Perry (1)           1998    $110,000
   President & Chief
   Executive Officer

Hiro Hiranandani(2)        1998     $  100,000
President & Chief          1997     $   75,000                      $25,000
   Executive Officer       1996     $   49,418

Louis Massad(3)            1998     $0
 VP Finance                1997     $0
                           1996     $104,500






----------------------------------------------------------------
(1) Appointed President & Chief Executive Officer on October 1, 1998.
(2) Resigned on September 2, 1998.
(3) Resigned effective December 31, 1996.

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

     Properties under capital leases are as follows:


                                               December, 31
                                              1998       1997

Telephone equipment                        $65,127     $65,127

Data Processing equipment                  $150,496    $101,303
                                           --------
               Subtotal                    $215,623    $166,430
Less accumulated depreciation              $62,696     $100,272
                                           -------
               Total                       $152,927    $66,158

                  The following is a schedule of minimum lease payments due under capital leases as of 12/31/98.

         Year Ending, December 31,
                  1999                                               $ 61,564
                  2000                                               $ 58,298
                  2001                                               $ 39,005
                  Total net minimum capital lease payments           $158,867
                  Less amounts representing  interest                $ 20,350
                  Present  value of net minimum capital lease
                   payments                                          $138,517
                  Less current  maturities of capital lease
                  obligations                                        $ 53,143
                  Obligations under capital leases, excluding
                   current maturities                                $ 85,374

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


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-KSB for December 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COMPUTER POWER, INC.



                                   By/s/ John M. Perry
                                     John M. Perry, President

Dated: April 8, 1999