Form 10QSB
period 1999-03-31
COMPUTER POWER INC
filed 1999-05-17
CIK 792986

SECURITIES AND EXCHANGE COMMISSION
			                     WASHINGTON, D.C. 20549

                         				FORM 10-QSB

           		 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
				                           of the
          		       SECURITIES EXCHANGE ACT OF 1934

    	      For the quarterly period ending March 31, 1999
		                  Commission File No. 0-15927


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date prior to filing: April 29, 1999; $0.01 par value per share; 2,852,700 shares of Common Stock.

                  			    Index on Page 2
            		     Total number of pages - 13


            		  COMPUTER POWER INC. & SUBSIDIARY

                         				INDEX

Part I  Basis of Presentation of Financial Statements           3

BALANCE SHEETS
	As of March 31, 1999 and December 31, 1998                     4

STATEMENTS OF OPERATIONS
	For the three months ended March 31, 1999 and 1998             5

STATEMENTS OF CASH FLOWS
	For the three months ended March 31, 1999 and 1998             6

NOTES TO FINANCIAL STATEMENTS                                   7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
	RESULTS OF OPERATIONS AND FINANCIAL CONDITION                  9

Part II Other Information                                      11

Signatures                                                     12

              		    COMPUTER POWER INC. & SUBSIDIARY

             		      PART I - FINANCIAL INFORMATION

       	     BASIS OF PRESENTATION OF FINANCIAL STATEMENTS


The financial statements set forth herein are unaudited for the three month periods ended March 31, 1999 and March 31, 1998 but, in the opinion of the Company, all adjustments necessary to present fairly the financial position and the results of operations for these periods have been made.

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

             		     COMPUTER POWER INC. & SUBSIDIARY

                    			CONSOLIDATED BALANCE SHEETS


                                   					 March 31, 1999     December 31, 1998
                                   					  (Unaudited)            (Audited)
ASSETS                                   ---------------    -----------------

Current Assets
  Cash and Cash Equivalents                $   70,233          $   63,204
  Accounts Receivable, less allowances
   of $226,427 at March 31, 1999 and
   $211,485 at December 31, 1998            1,171,221           1,478,937
  Inventories                                 904,086             742,991
  Prepaid Expenses and Other Current Assets    30,932              32,714
                                   					    ---------           ---------
    Total Current Assets                   $2,176,472          $2,317,846
                                   					    ---------           ---------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Machinery, Equipment, and Furniture       1,290,268           1,280,783
  Leasehold Improvements                      333,274             333,274
     Less: Accumulated Depreciation and
	   Amortization                           (1,292,812)         (1,265,402)
                                   					    ---------           ---------
  Net Property, Plant and Equipment           330,730             348,655
                                   					    ---------           ---------

TOTAL ASSETS                               $2,507,202          $2,666,501
                                   					    =========           =========


LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes and Other Debt Payable             $2,252,617          $2,337,667
  Current Maturities of Long Term Debt        846,527             775,694
  Current Maturities of Capital Leases         60,154              53,143
  Accounts Payable                          1,038,551             798,866
  Accrued Liabilities                         807,014           1,014,221
                                   					    ---------           ---------
  Total Current Liabilities                $5,004,863          $4,979,591
                                   					    ---------           ---------
LONG TERM LIABILITIES

  Capital leases excluding current
   maturities                                  63,811              85,374
  Long term debt excluding current
   maturities                                 153,473             224,306
                                   					    ---------           ---------
  Total Long Term Liabilities                 217,284             309,680
                                   					    ---------           ---------
    Total Liabilities                      $5,222,147          $5,289,271
                                            ---------           ---------

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' DEFICIT

  Preferred Stock, par value $0.01 per share;
   2,000,000 shares authorized, none issued

  Common Stock, par value $0.01 per share;
   12,000,000 shares authorized; 2,852,700
   shares issued at March 31, 1999 and
   2,602,700 shares issued at December 31,
   1998                                        28,527              26,027
   Capital in Excess of Par                 3,764,619           3,757,119
   Accumulated Deficit                     (6,433,403)         (6,331,228)
   Treasury Stock, 24,400 shares, at cost     (74,688)            (74,688)
                                   					    ---------           ---------
   Total Deficit                          $(2,714,945)        $(2,622,770)
                                   					    ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS'
  DEFICIT                                 $ 2,507,202         $ 2,661,501
			                                   		    =========           =========
See notes to the consolidated financial statements





           		       COMPUTER POWER INC. & SUBSIDIARY

            		    CONSOLIDATED STATEMENTS OF OPERATIONS


                                          						  THREE MONTHS ENDED
                                   					   --------------------------------
                                   					   March 31, 1999    March 31, 1998
                                   					    (Unaudited)        (Unaudited)



NET SALES                                 $  1,635,922          $2,046,052

COST OF SALES                                1,353,117           1,553,003
                                   					     ---------           ---------

GROSS PROFIT                                   282,805             493,049

OPERATING AND OTHER EXPENSES
   Selling Expense                              97,483             259,612
   General and Administrative Expenses         229,833             276,790
   Interest Expense, net (Note 5)               57,666             103,358
                                   					     ---------            --------

TOTAL OPERATING AND OTHER EXPENSES             384,482             639,760
                                   					     ---------            --------
NET LOSS                                    $ (102,177)         $ (146,711)
                                   					      ========            ========

EARNINGS PER SHARE AVAILABLE TO COMMON
 SHAREHOLDERS (a):
  Basic EPS-
  Net Loss                                  $     (.04)         $     (.06)
	                                   				      ========            ========

Weighted average common shares outstanding   2,811,633           2,578,300
	                                   				     =========           =========

(a) Diluted EPS is not presented for either period as the effect of this inclusion of potential shares would be antidilutive.

The accompanying notes to the consolidated financial statements are an integral part of the financial statements


               		     COMPUTER POWER INC. & SUBSIDIARY
                		  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                     					   March 31, 1999   March 31, 1998
                                     					    (Unaudited)       (Unaudited)
                                     					   --------------   --------------
CASH PROVIDED BY (USED FOR) OPERATING
 ACTIVITIES:

   Net Loss                                 $  (102,177)    $   (146,711)

   Adjustments to reconcile net loss to
    cash provided by (used for) Operating activities

   Depreciation & Amortization                   27,410           15,224

   Changes in Current Assets and Liabilities
      Accounts Receivable                       307,716         (201,085)
      Inventories                              (161,095)         (59,375)
      Prepaid Expenses and Other Current
       Assets                                     1,782           11,318
      Accounts Payable                          239,685          117,106
      Accrued Liabilities & Deferred Revenue   (207,207)          94,936
                                   					       --------          -------
Cash Provided by (Used for) Operating
  Activities                                    106,114         (168,587)

CASH USED FOR INVESTING ACTIVITIES:

  Capital Expenditures                           (9,485)         (29,459)
                                          						-------         --------
Cash (Used for) Investing Activities             (9,485)         (29,459)

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:

  Proceeds from Issuance of Debt                      0          198,021
  Proceeds from the issuance of Stock            10,000                0
  Repayment of Capital Leases                   (14,550)               0
  Repayment of Debt                             (85,050)               0
                                          						-------          -------
Cash Provided by (Used for) Financing
 Activities                                     (89,600)         198,021
                                          						-------          -------
(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS    7,029              (25)
                                                -------          -------
CASH & CASH EQUIVALENTS, beginning of period     63,204           67,300

CASH & CASH EQUIVALENTS, end of period           70,233           67,275
                                          						=======          =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income Taxes Paid                                  0                0
   Interest Paid                                 51,177           35,805



The accompanying notes to the consolidated financial statements are an integral part of the financial statements.



           		     COMPUTER POWER INC. & SUBSIDIARY
		                  NOTES TO FINANCIAL STATEMENTS

Note 1: The financial information as of March, 31, 1999 and the three months ended March 31, 1999 are but in the opinion of the Company, all adjustments necessary to present fairly the financial position and the results of operations for these periods have been made. Reference should be made to the notes to the financial statements included in the Company's Form 10-KSB for a description of significant accounting policies, commitments and other pertinent financial information.

Note 2: Inventories, which include material, labor and manufacturing overhead costs, are stated at the lower of cost (on a first in, first out basis) or market.

Note 3: At March 31, 1999 and December 31, 1998, notes payable and current debt included amounts due to related parties and other lenders as follows:


                                   					 March 31, 1999      December 31,1998
Revolving  credit  agreement  due        --------------      ----------------
 January 31, 2000,  bearing interest
 at prime plus fees based upon
 performance                                 $  861,164          $ 910,098
Subordinated, unsecured notes to a
 related entity due July 1, 1999 bearing
 interest at 9.5%, with quarterly
 interest payments                              565,000            565,000
Term loan, due January 31, 2000 bearing
 interest  at prime plus 3.5%                   248,884            285,000
Subordinated, unsecured note payable to a
 related entity due February 1, 1998,
 bearing interest at 10%, with quarterly
 interest payments                              250,000            250,000
Subordinated, unsecured note payable to a
 director due July 1, 1999, bearing
 interest at 9.5%, with quarterly
 interest payments                              150,000            150,000
Subordinated, unsecured demand note, bearing
 interest at 8%                                  96,569             96,569
Subordinated, unsecured note payable due
 October 31,1997 bearing interest at 10%,
 with quarterly interest payments                32,000             32,000
Subordinated, unsecured note payable to a
 director due February 1, 1998, bearing
 interest at 10%                                 30,000             30,000
Subordinated, unsecured note payable to a
 director due October 31, 1997 bearing
 interest at 10%                                 19,000             19,000
                                   					      ---------          ---------
      Total Notes and Other Debt Payable      2,252,617          2,337,667

Long-term debt consists of the following at
March 31,1999 and December 31, 1998:
                                   					   March 31, 1999   December 31, 1998
                                   					   --------------   -----------------
Subordinated note, due August 1, 2000
 bearing interest at prime plus 4%,
 payable monthly                            $  700,000         $  700,000
Convertible debenture, due November 2000
 bearing interest at 9.5%, payable monthly     300,000            300,000
                                   					     ---------          ---------
      Total Long Term Debt                   1,000,000          1,000,000

      Less: Current Portion                    846,527            775,694
                                   					     ---------          ---------
      Net Long Term Debt                       153,473            224,306
                                   					     =========          =========

The Company has a revolving credit agreement and a loan with an asset based lender. The revolving agreement provides for a maximum borrowing of 85% of eligible accounts receivable, as defined. The loan provides for a maximum borrowing of 50% of eligible inventory, as defined. The total amount of revolving credit and loan borrowing is capped at $2,000,000.

Note 4.  At March 31, 1999 the Company had 1,899,079 stock subscription
warrants  and  75,000  stock  options   outstanding. The stock
subscription warrants are exercisable at various prices range from $0.125 to $0.40 per share. The exercise period for the warrants ranges from June 1, 1996, through June 1, 2006. The stock options were issued under an approved stock option plan at market prices at the time of issue. At March 31, 1999, no warrants or options were determined to be common stock equivalents because the average market price for the first quarter of 1999 was lower than the exercise price of the warrants and options.

            		      COMPUTER POWER INC. & SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING
 RESULTS

1.  GENERAL COMMENTS

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This report contains certain forward-looking statements regarding the Company, its business prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward looking statements. Factors that may affect such forward-looking results, such as, the Company's ability to successfully develop new products for new markets; acceptance of new products; the possibility of the Company losing a large customer or key personnel; the Company's ability to manage growth; periodic cash shortages; the impact of the competition on the Company's revenue; delays in the Company's introduction of new products; and the possibility of the Company failing to keep pace with emerging technologies.

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

The Company recorded a net loss of $102,177 during the first quarter of 1999, or ($.04) per share compared to a net loss of $146,711 or ($.06) per share during the first quarter of 1998. Sales for the first quarter of 1999 were $410,130 lower than the first quarter of 1998.

2. REVENUES

For the three months ended March 31, 1999 net sales were $1,635,922 or 20% below the first quarter of 1998. The Astralite product line experienced an 44% decline in sales from $595,000 in 1998 to 259,000 in 1999, primarily due to a planned phase out of the low margin Astralite business and competitive pressures in the marketplace. The Company has experienced a steady and continuous decline in its Astralite business due to a 1998 change in certain lighting requirements that caused extensive product redesign. These modifications resulted in increasing the manufacturing costs. Management is currently in the process of deciding a more appropriate strategy for this business segment, including a possible sale of the entire business segment.

3. COST OF SALES

Cost of sales declined from $1,553,503 for the period ending March 31, 1998 to $1,353,117 for the period ending March 31, 1999. The decline in the cost of sales is primarily due to lower sales volume, a change in the mix of sales and the material component of those sales.

4. OPERATING AND OTHER EXPENSES
Operating and other expenses for the quarter totaled $383,482 compared to $639,760, representing a decrease of $255,278.

Selling expenses were $97,483 for the first quarter of 1999 versus $259,612 for the same period in 1998. This was primarily due to a reduction in salaries, lower commissions and reduced advertising and promotion expenses.

General and administrative expenses were approximately $229,833 in 1999 compared to $276,790 in the same quarter in 1998. The decrease was primarily due to a reduction in personnel and other expense reductions.

Interest expense for the first quarter of 1999 was $57,660 compared to $103,358 in 1998. The decrease primarily resulted from interest forgiveness by a major creditor of the Company.

5. LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company's operations generated $106,114 in cash. This was the result of a $307,716 decrease in accounts receivable and an increase of $32,478 in accounts payable and other liabilities. This additional cash flow from operations was primarily used to reduce bank borrowings and capital leases by $99,600. The Company received $10,000 in cash from the sale of stock to its President. As a result, cash for the quarter improved by $7,029.

The Company's financial resources are primarily borrowings available to it through its revolving credit agreement and inventory loan facilities. At March 31, 1999, the Company has no additional funds available under its line of credit. Historically, the Company has successfully managed to meet its financial commitments during periods of low cash availability largely by extending its vendors. Accounts payables are currently approximately 45 days beyond normal trade terms. The Company feels that an additional $100,000- $200,000 in supplemental cash is required to avoid vendor credit problems and continue certain new strategic projects.

As noted in Note (12) to the Company's audited Consolidated Financial Statements for the year ended December 31, 1998, in January, 1999 Public Access Lighting, L.L.C. ("PAL") purchased certain Company notes, warrants and shares of Common stock. At that time, PAL stated its intent to recapitalize the Company with new financing and to assist in a marketing association with the Company. Negotiations with PAL are ongoing and there is no assurance that an agreement will be reached. Thus, the Company is unable to determine whether its efforts in this regard will be successful. If the Company is unsuccessful in these initiatives and unable to secure other alternative sources of financing, it may be forced to seek the protection of the federal bankruptcy laws.

There were 2,811,633 diluted weighted average common shares outstanding for the period ending March 31, 1999 and 2,578,300 for the same period in 1998. For the three months ending March 31, 1999, and 1998 the effects of options and warrants were not considered when calculating fully diluted earnings per share, since the results would have been anti-dilutive.

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

		None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

		None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

		None

ITEM 5. OTHER INFORMATION:

    Mr. John M. Perry resigned from the Board of Directors and as President and Chief Executive Officer for personal reasons, effective
    April 12, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

  a) Exhibits: Resignation and Separation Agreement and General Release between John M. Perry and Computer Power, Inc., effective
      April 12, 1999.

  b) Reports on Form 8-K:
     1. CHANGE OF CONTROL OF REGISTRANT, dated February 9, 1999.
     2. ADMENDMENT  TO CHANGE OF CONTROL, as originally filed on
       	February 9, 1999, and filed under Form 8K/A dated 	February 22,
        1999 and filed on February 23, 1999.



           		      COMPUTER POWER INC. & SUBSIDIARY

                         				  SIGNATURE

	 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: May 14, 1999                    /s/ Paul A. Kohlmescher
                           				       ------------------------------------
                           				       Paul A. Kohlmescher
                           				       Chief Financial Officer & Controller