Form 10QSB
period 1999-06-30
COMPUTER POWER INC
filed 1999-08-23
CIK 792986

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                              FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                  of the
                     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ending June 30, 1999
                         Commission File No. 0-15927


                          COMPUTER POWER, INC.
    (Exact name of small business issuer as specified in its Charter)




               New Jersey                   22-1981869
  (State or other jurisdiction of      (IRS Employer
  incorporation or organization)       Identification Number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date prior to filing: August 23, 1999; $0.01 par value per share; 3,670,714 shares of Common Stock.

                       Table of Contents on Page 2
                       Total number of pages - 14

                    Computer Power, Inc. & Subsidiary
                            Table of Contents

PART I - Basis of the Presentation of the Financial
           Statements                                    3.

CONSOLIDATED BALANCE SHEETS                              4.
          As of June 30, 1999 and December 31, 1998

CONSOLIDATED STATEMENTS OF OPERATIONS                    5.
   For the three months and six months ended
    June 30, 1999 and June 30, 1998

CONSOLIDATED STATEMENTS OF CASH FLOWS                    6.
   For the three months and six months ended
    June 30, 1999 and June 30, 1998

NOTES TO FINANCIAL STATEMENTS                            7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF                  9.
  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PART II - OTHER INFORMATION                             12.

SIGNATURES                                              13.



                     Computer Power, Inc. & Subsidiary

PART I - FINANCIAL INFORMATION

Basis of the Presentation of the Financial Statements

The financial statements set forth herein are unaudited for the three and six month periods ended June 30, 1999 but, in the opinion of the Company, all adjustments necessary to present fairly the financial position and the results of operations for these periods have been made.

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

                    Computer Power, Inc. & Subsidiary
                        CONSOLIDATED BALANCE SHEETS
                                                    June 30,  December 31,
                                                      1999        1998
                                                   ---------- ------------
                                                   (Unaudited)
CURRENT ASSETS
     Cash and Cash Equivalents                   $    55,290  $   63,204
Accounts Receivable, less allowances of $173,721
 at June 30, 1999 and $211,485 at
 December 31, 1998                                    33,851   1,478,937

Inventories                                          760,747     742,991
Prepaid Expenses and Other Current Assets             11,868      32,714
                                                  ----------  ----------
     Total Current Assets                          1,761,756   2,317,846
                                                  ----------  ----------
Property, Plant and Equipment, at cost
Machinery, Equipment, and Furniture                1,290,268   1,280,783
Leasehold Improvements                               333,274     333,274
 Less: Accumulated Depreciation and
      Amortization                                (1,319,267) (1,265,402)
                                                   ---------   ---------
Net Property, Plant and Equipment                    304,275     348,655
                                                   ---------   ---------
TOTAL ASSETS                                       2,066,031   2,666,501
                                                   ---------   ---------
LIABILITIES AND SHAREHOLDERS  DEFICIT
CURRENT LIABILITIES
Notes and Other Debt Payable                       1,775,308   2,337,667
Current Maturities of Long Term Debt                 726,290     775,694
Current Maturities of Capital Leases                  31,004      53,143
     Accounts Payable                                938,455     798,866
     Accrued Liabilities                             845,158   1,014,221
                                                   ---------   ---------
     Total Current Liabilities                     4,316,215   4,979,591
                                                   ---------   ---------
LONG TERM LIABILITIES
Capital leases excluding current maturities           76,683      85,374
Long term debt excluding current maturities           70,139     224,306
                                                   ---------   ---------
Total Long Term Liabilities                          146,822     309,680
                                                   ---------   ---------
Total Liabilities                                  4,453,037   5,289,271
                                                   ---------   ---------
COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' DEFICIT
    Preferred Stock, par value $0.01 per
      share;  2,000,000 shares authorized,
      none issued
    Common Stock, par value $0.01 per share;
      12,000,000 shares authorized 3,695,114
      shares issued at June 30, 1999 and
      2,602,700 shares issued at December 31,
      1998                                            36,951      26,027
      Capital in Excess of Par                     4,021,723   3,757,119
Accumulated Deficit                               (6,380,992) (6,331,228)
Treasury Stock, 24,400 shares, at cost               (74,688)    (74,688)
                                                   ---------   ---------
Total Deficit                                     (2,387,006) (2,622,770)
                                                   ---------   ---------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT       $2,066,031  $2,661,501
                                                  ==========  ==========

See notes to the consolidated financial statements




                    Computer Power, Inc. & Subsidiary
                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                        June 30,             June 30,
                                    1999       1998       1999      1998
                                    ---- ----------       --------------
                                      (Unaudited)          (Unaudited)

NET SALES                  $ 1,449,309  $ 2,032,412  $ 3,085,231 $ 4,078,464

COST OF SALES                1,140,482    1,575,447    2,493,599   3,128,450
                             ---------    ---------    ---------   ---------
GROSS PROFIT                   308,828      456,965      591,633     950,014
                             ---------    ---------    ---------   ---------
 OPERATING AND OTHER EXPENSES
  Selling Expense              170,257      239,880      267,740     499,492
  General and Administrative
   Expenses                    207,491      260,061      437,324     536,851
  Interest Expense, net         69,260      105,008      126,926     208,366
TOTAL OPERATING AND OTHER    ---------    ---------    ---------   ---------
 EXPENSES                      447,008      604,949      831,990   1,244,709
                             ---------    ---------    ---------   ---------
Net (Loss) before
 Extraordinary Gain           (138,181)    (147,984)    (240,358)   (294,695)

Extraordinary Gain
 (Note 5, Note 6 and Note 7)
                               190,592            0      190,592           0
                             ---------     --------    ---------   ---------
NET GAIN (LOSS)            $    52,411    $(147,984) $   (49,766)$  (294,695)
                             =========     ========    =========   =========


EARNINGS PER SHARE AVAILABLE TO COMMON SHAREHOLDERS (a):

 EPS-before Extraordinary
   Gain                    $     (0.04)   $   (0.06) $     (0.08)$     (0.11)
EPS-Extraordinary Gain            0.06            0         0.06           0
EPS Net Gain (Loss)               0.02        (0.06)       (0.02)      (0.11)

Weighted average common
 shares outstanding          3,155,442    2,578,300    3,002,209   2,578,300

Diluted EPS is not presented for either period, as the effect of this inclusion of potential shares would be immaterial or antidilutive.


The accompanying notes to the consolidated financial statements are an integral part of the financial statements


                 Computer Power, Inc. & Subsidiary
               CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the six months ended June 30, 1999 and June 30, 1998
                            (Unaudited)


                                          June 30, 1999      June 30, 1998
                                          -------------      -------------
                                           (Unaudited)        (Unaudited)

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:

Net (Loss)                                 $ (49,766)       $   (294,695)

Adjustments to reconcile net loss to
 cash provided by (used for) Operating
 activities

  Extraordinary Gain                        (190,592)                  0
  Depreciation & Amortization                 53,865              31,337

Changes in Current Assets and Liabilities

  Accounts Receivable                        545,086             (15,172)
  Inventories                                (17,756)            (65,365)
  Prepaid Expenses and Other Current Assets   20,846                7,779
  Accounts Payable                           139,589              170,590
  Accrued Liabilities                       (113,471)             133,226
                                            --------             --------
Cash Provided by (Used for) Operating
  Activities                                 387,805              (32,300)

CASH USED FOR INVESTING ACTIVITIES:

Capital Expenditures                          (9,485)             (42,259)
                                            --------             --------
Cash (Used for) Investing Activities          (9,485)             (42,259)

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:

Proceeds from Issuance of Debt               100,000             100,097
Repayment of Debt                           (486,234)            (30,000)
Decrease in Debt due to Warrant Exercise    (275,528)                  0
Increase in Equity due to Warrant Exercise   275,528                   0
Cash Provided by (Used for)                 --------            --------
 Financing Activities                        386,234              70,097

(DECREASE) CASH & CASH EQUIVALENTS            (7,914)             (4,462)
                                            --------            --------
CASH & CASH EQUIVALENTS, beginning of period  63,204              67,300

CASH & CASH EQUIVALENTS, end of period     $  55,290           $  62,838
                                           =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

          Income Taxes Paid                $       0           $       0
          Interest Paid                    $  71,013           $  71,626

The accompanying notes to the consolidated financial statements are an integral part of the financial statements.


                   Computer Power, Inc. & Subsidiary

NOTES TO FINANCIAL STATEMENTS

Note 1: The financial information as of June 30, 1999 and the six months ended June 30, 1999 are unaudited but in the opinion of the Company, all adjustments necessary to present fairly the financial position and the results of operations for these periods have been made. Reference should be made to the notes to the financial statements included in the Company s Form 10-KSB for a description of significant accounting policies, commitments and other pertinent financial information.

Note 2: Inventories, which include material, labor and manufacturing overhead costs, are stated at the lower of cost (on a first in, first out basis) or market.

Note 3: At June 30, 1999 and December 31, 1998, notes payable and current debt included amounts due to related parties and other lenders as follows:


                                             June 30, 1999  December 31, 1998
                                             -------------  -----------------
Revolving  Credit  agreement  due  January
 31,  2000, secured by Accounts Receivable
 and Inventory, bearing interest at the
 Prime Rate (7.75% at June 30, 1999)
 (See Note 4)                                   $574,513       $ 910,098
Subordinated, unsecured notes to a related
 entity due July 1, 1999 bearing interest
 at 9.5%, with quarterly interest payments
 (See Note 5)                                    518,043         565,000
Term loan, secured by Accounts Receivable
 and Inventory, due January 31, 2000, bearing
 interest  at the Prime Rate (See Note 4)        210,183         285,000
Subordinated, unsecured note payable to a
 related entity due February 1, 1998, bearing
 interest at 10%, with quarterly interest
 payments (See Note 5)                           225,000         250,000
Subordinated, unsecured note payable to a
 director due July 1, 1999, bearing interest
 at 9.5%, with quarterly interest payments
 (See Note 6)                                          0         150,000
Working Capital loan payable to a related
 party, secured by Accounts Receivable and
 Inventory                                       100,000               0
Subordinated, unsecured demand note, bearing
 interest at 8%                                   96,569          96,569
Subordinated, unsecured note payable originally
 due October 31, 1997 now extended indefinitely,
 bearing interest at 10%, with quarterly
 interest payments                                32,000          32,000
Subordinated, unsecured note payable to a
 director due February 1, 1998, bearing
 interest at 10% (See Note 6)                          0          30,000
Subordinated, unsecured note payable to a
 director originally due October 31, 1997
 now extended indefinitely, bearing interest
 at 10%, with quarterly interest payments         19,000          19,000
                                              ----------      ----------
Total Notes and Other Debt Payable            $1,775,308      $2,337,667
                                              ==========      ==========

Long-term debt consists of the following at June 30,1999 and December 31, 1998:

                                           June 30, 1999   December 31, 1998
Subordinated note, due August 1, 2000
 bearing interest at prime plus 4%,
 payable monthly (See Note 5)                  $ 521,429      $  700,000
Convertible debenture, due November
 2000 bearing interest at 9.5%, payable
 monthly (See Note 5)                            275,000         300,000
                                               ---------       ---------
Total Long Term Debt                             796,429       1,000,000

Less: Current Portion                            726,290         775,694
                                               ---------       ---------
Net Long Term Debt                            $   70,139      $ $224,306
                                               =========       =========

Note 4: The Company has a revolving credit agreement and a term loan with an asset based lender. The revolving agreement provides for a maximum borrowing of 85% of eligible accounts receivable, as defined. The loan provides for a maximum borrowing of 50% of eligible inventory, as defined. The total amount of revolving credit and loan borrowing is capped at $2,000,000. Based on the amount of eligible Accounts Receivable and Inventory at June 30, 1999, the Company was fully borrowed.

Note 5: On May 25, 1999, Public Access Lighting LLC exchanged $275,528.50 of principal on a number of debt instruments it had acquired in the first quarter of 1999 for 1,102,114 shares of Common Stock through the exercise of warrants it had also acquired in the first quarter of 1999.

Note 6: On June 30, 1999, the Company repaid $45,000 of debt to a former director. As part of the same transaction, that director simultaneously forgave accrued interest of $55,592 and the remaining $ 135,000 of principal.

Note 7: In management s opinion, the debt forgiven in connection with the capital restructuring discussed in Notes 6 above is exempt from income taxes in accordance with the Internal Revenue Code which excludes such gain from taxable income. Therefore, no income taxes have been provided for this extraordinary gain.

Note 8: At June 30, 1999 the Company had 8,869 stock subscription warrants and 263,500 stock options outstanding. The stock subscription warrants are exercisable at $0.25 per share. The exercise period for the warrants ranges from June 1, 1996, through June 1, 2006. 13,500 stock options were issued under an approved stock option plan at market prices at the time of issue. 250,000 options were issued on June 1, 1999 to the new President at an exercise price of $0.25. At June 30, 1999, no warrants or options were determined to be common stock equivalents because the average market price for the first quarter of 1999 was lower than the exercise price of the warrants and options.

Note 9: At 12/31/98, the Company had an Operating Loss Carryforward of approximately $6,472,000 available to offset future taxable income through 2009.

Note 10: There were 3,002,209 diluted weighted average common shares outstanding for the six-month period ending June 31, 1999 and 2,578,300 for the same period in 1998. For the six months ending June 30, 1999, and 1998 the effects of options and warrants were not considered when calculating fully diluted earnings per share, since the results would have been either immaterial or anti-dilutive.

                     COMPUTER POWER, INC. & SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
OPERATING RESULTS


FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This report contains certain forward-looking statements regarding the Company, its business prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward looking statements. Factors that may affect such forward-looking results, includes the Company s ability to successfully develop new products for new markets; acceptance of new products; the possibility of the Company losing a large customer or key personnel; the Company s ability to manage growth; periodic cash shortages; the impact of the competition on the Company s revenue; delays in the Company s introduction of new products; and the possibility of the Company failing to keep pace with emerging technologies.

Accordingly no assurances can be given that events or results mentioned in any such forward-looking statements will in fact occur. When used in this discussion, words such as believes and phrases such as are expected and similar expressions are intended to identify forward looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company s reports filed with the Securities and Exchange Commission.

The analysis of the Company s financial condition, capital resources and operating results should be viewed in conjunction with the accompanying consolidated financial statements, including the notes thereto.

EXTRAORDINARY GAIN

During the second quarter, the Company restructured its balance sheet.
It was able to conclude negotiations on $ 180,000 in principal and $55,592 in accrued interest. As a result, $135,000 in principal and $55,592 in accrued interest was forgiven. In addition, $275,528.50 in principal was used by the Company s largest shareholder to convert the warrants it had bought in the first quarter into equity.

The Company recorded a net gain of $52,411 during the second quarter of 1999, or $0.02 per share, after giving effect to the Capital Restructuring. Before giving effect to this event, the Company recorded a net loss of ($138,181) or ($0.04) per share, compared to a net loss of ($147,984) or ($0.06) per share during the second quarter in 1998.

The Company recorded a net loss of $(49,766) during the first half of 1999, or ($0.02) per share, after giving effect to the Capital Restructuring.
Before giving effect to this event, the Company recorded a net loss of ($240,358) or ($0.08) per share, compared to a net loss of ($294,695) or ($0.11) per share during the first half of 1998.

2.   REVENUES

For the second quarter ended June 30, 1999, net sales were $1,449,309, or $583,103 (29%), below the same period in 1998. These results continued to show the effects of declining sales in the Astralite unit due to regulatory changes in the marketplace.

For the six months ended June 30, 1999 net sales were $3,085,231, or $993,233 (24%), below the first half of 1998. These results occurred primarily for the following reasons. First, regulatory changes in the marketplace occurred and had an adverse effect on Astralite Sales. Astralite was not equipped to react to these changes in a timely manner. Second, The Original Equipment Manufacture s ( OEM ) Lighting portion of the Company s Power Protection business was down 25% for the first 6 months. This is the result of both the timing of new construction schedules and the increasing competitive nature of this segment of the business. The Custom Uninterruptible Power Supply ( UPS ) business was also down for the period but is expected to rebound in the third quarter with the launch of the new Trimax V series of Three Phase UPS products.

In June 1999, the Board of Directors appointed Mr. James J. Hooley as President and CEO. Mr. Hooley has spent the last 30 years in both the Emergency Lighting and Power industry and the UPS industry. His vision for the company going forward includes the development of new products for all businesses, the redefinition of the company s business relationship with its OEMs and an emphasis on market penetration in the UPS and Astralite businesses. Fulfillment of this vision is dependent upon the availability of external capital. To strengthen revenues, strategic partnering arrangements are now being pursued with many customers, suppliers, and new sales representative organizations. The company expects to release its new Illuminator II series to the Emergency Lighting market in September. Additionally, the new Trimax V UPS family of products will be released in September. Astralite will introduce at least two new product families in the fourth quarter. Even if these new products are successful, however, there will be a period of time before they achieve sufficient market penetration to make a significant contribution to the Company s financial results. Accordingly, management does not anticipate positive financial results in the near term.

3.   COST OF SALES

Cost of sales declined from $1,575,447 for the second quarter ending June 30, 1998 to $1,140,482 for the period ending June 30, 1999. The decline in the cost of sales is primarily due to lower sales volume. Cost of Sales as a per cent of Sales increased to 79% in 1999 versus 77% in 1998 due to the lower sales volume resulting in spreading fixed costs over a smaller base. This ratio is marginally better than the six-month ratio, showing that cost cutting measures are beginning to have an effect.

Cost of sales declined from $3,128,450 for the first half ending June 30, 1998 to $2,493,599 for the period ending June 30, 1999. The decline in the cost of sales is primarily due to lower sales volume. Cost of Sales as a per cent of Sales rose to 81% versus 77% as the higher initial effects of cost cutting measures taken in the first quarter overshadowed the improvements of the second quarter.

4.   OPERATING AND OTHER EXPENSES

Operating and other expenses for the second quarter of 1999 declined to $447,008 compared to $604,949 for the same period in 1998, due to the interest forgiveness that occurred both at December 31, 1998 and March 31, 1999 as Interest Expense declined $35,748, or (34%), to $69,290 and lower selling expenses due to a reduction in salaries, lower commissions and reduced advertising and promotion expenses.

Operating and other expenses for the first half of 1999 totaled $831,990 compared to $1,244,709, representing a decrease of $412,719, due to the interest forgiveness that occurred both at December 31, 1998 and March 31, 1999 as Interest Expense declined $81,440, or (39%), to $126,926 and lower selling expenses due to a reduction in salaries, lower commissions and reduced advertising and promotion expenses.

General and administrative expenses were $207,491 in the second quarter of 1999 compared to $260,061 in the same period in 1998. The decrease was primarily due to a reduction in personnel and other expense reductions.

General and administrative expenses were $437,324 for the first half of 1999 compared to $536,851 in the same period in 1998. The decrease was primarily due to a reduction in personnel and other expense reductions.

5.   LIQUIDITY AND CAPITAL RESOURCES

For the period ended June 30, 1999, the Company's operations generated $387,803 in cash. This was largely the result of a $545,086 decrease in accounts receivable. This additional cash flow from operations was primarily used to reduce bank borrowings and capital leases by $486,232. As a result, cash for the first half showed a modest decline of $7,914

The Company s financial resources are primarily borrowings available to it through its revolving credit agreement and inventory loan facilities. As its borrowings are tied to the levels of accounts receivable and inventory, the Company is typically fully borrowed. At June 30, 1999, the Company was fully borrowed given the amount of Accounts Receivable and Inventory it had on its books at that time. Should those levels increase due to increasing sales, the Company has available an additional $1,215,304 in borrowing capacity to meet that growth.

As noted in Note (12) to the Company s audited Consolidated Financial Statements for the year ended December 31, 1998, in January and February, 1999 Public Access Lighting, L.L.C. ( PAL ) purchased certain Company notes, warrants and shares of Common stock. At that time, PAL stated its intent to recapitalize the Company with new financing and to assist in a marketing association with the Company. As noted in Note 5, PAL has converted its warrants, paying for it by surrendering $275,528.50 in principal. In addition at June 30, 1999, it had begun the infusion of working capital through a loan of $100,000. It has stated that it intends to provide an additional $200,000 over the short term.

The Company made its first step in its debt-restructuring program when it repaid $45,000 of debt to a former director. As part of the same transaction, that director simultaneously forgave accrued interest of $55,592 and the remaining $ 135,000 of principal. The Company continues to work on restructuring the remainder of its long-term debt. However, there can be no assurance that it will successful in these efforts. Should it be unsuccessful, the Company s ability to attract the capital necessary to move forward will be seriously in question.

6.   YEAR 2000 ISSUES

With respect to the Company s information technology systems, the Company's accounting and manufacturing systems have been in use almost since the inception of the Company. During 1998, management determined that their current version was not Year 2000 compliant. The software vendor offered an upgrade to make the system date sensitive. However, the system was not Microsoft compatible and very limited in scope as compared with new information technology. Accordingly, the Company purchased a new operating system to transition into Year 2000. New system software has been installed and user training has commenced. Future updates to that system will be made available under technical support contracts with the software service provider.

The Company is about six months late in their original implementation schedule due to management changes and demands made to run the existing business with a limited staff. There are currently systems problems as manufacturing orders and raw materials on order are now being taken for finished products scheduled for delivery in Year 2000. The problems in controlling these issues are being managed. The Company can not provide total assurance that there will not be a systems interruption, or other material adverse event, should the implementation schedule or ultimate success of the implementation notoccur within the required timeframes.

Non-information technology systems, including telecommunications, have been tested and appear to be Year 2000 compliant.

With respect to external factors concerning its vendors and customers readiness for Year 2000, in 1998 the Company began an information survey of its key vendors and customers to determine any Year 2000 vulnerability. Additionally, current management has developed a structured questionnaire, which will be sent out during the third quarter. The Company expects to receive and monitor all responses from vendors and customers. To date, on an informal basis in normal business dealings with these third parties, nothing has come to the Company s attention that requires action.
Notwithstanding such cautionary initiatives, intelligence gathered from informal discussions and the results from targeted mailing to key vendors and customers, (even if all responses come in with assurances of Year 2000 compliance), there can be no guarantee that the systems of such third parties, customers and suppliers, on which the Company relies, will be converted in a timely manner, or that the failure to convert would not have a material adverse effect on the Company.

                      COMPUTER POWER, INC. & SUBSIDIARY

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

     None

ITEM 2. CHANGE IN SECURITIES:

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     None

ITEM 5. OTHER INFORMATION:

     The Company entered into an employment agreement with Mr. James Hooley effective June 1, 1999. The agreement is for a term of two years, appoints Mr. Hooley as President of the Corporation at a salary of $120,000 per year and grants Mr. Hooley Incentive Stock Options to purchase up to 250,000 shares of Common Stock at $0.25 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     None

                                 Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date: August 23, 1999              /s/.
                                   James Hooley
                                   President




                                   /s/.
                                   William H. Hastings, Jr.
                                   Controller