Form 10QSB
period 1999-09-30
COMPUTER POWER INC
filed 1999-11-15
CIK 792986

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of the
                      SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ending September 30, 1999

                        Commission File No. 0-15927


                           COMPUTER POWER, INC.
     (Exact name of small business issuer as specified in its Charter)


         New Jersey                               22-1981869
(State or other jurisdiction of
 incorporation or organization)         (IRS Employer Identification No.)

            124 West Main Street, High Bridge, New Jersey 08829
           (Address of principal or executive office) (Zip Code)

                             (908) 638-8000
            (Issuer's telephone number, including area code)

Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the prior twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
                    YES  [X]  NO  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date prior to filing:

 November 9, 1999; $0.01 par value per share; 3,695,114 shares of Common Stock.

                          COMPUTER POWER, INC.

                            Table of Contents

PART I - Basis of the Presentation of the Financial Statements           3.

CONSOLIDATED BALANCE SHEETS                                              4.
 As of September 30, 1999 and December 31, 1998

CONSOLIDATED STATEMENTS OF OPERATIONS                                    5.
 For the three months and nine months ended September 30, 1999 and September 30, 1998

CONSOLIDATED STATEMENTS OF CASH FLOWS                                    6.
 For the three months and nine months ended September 30, 1999 and September 30, 1998

NOTES TO FINANCIAL STATEMENTS                                            7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                  9.
 RESULTS OF OPERATIONS AND FINACIAL CONDITION

PART II - OTHER INFORMATION                                             12.

SIGNATURES                                                              13.


                          COMPUTER POWER, INC.

                     PART I - FINANCIAL INFORMATION

          Basis of the Presentation of the Financial Statements

     The financial statements set forth herein are unaudited for the three and nine month periods ended September 30, 1999 but, in the opinion of the Company, all adjustments necessary to present fairly the financial position and the results of operations for these periods have been made.

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

                               COMPUTER POWER, INC.

                           CONSOLIDATED BALANCE SHEETS

                                    September 30, 1999    December 31, 1998
                                    ------------------    -----------------
                                       (Unaudited)             Audited


ASSETS

Current Assets
  Cash and Cash Equivalents                $   142,721        $   63,204
  Accounts Receivable, less allowances of
   $188,418 at September 30, 1999 and
   $211,485 at December 31, 1998             1,010,500         1,478,937
  Inventories                                  713,057           742,991
Prepaid Expenses and Other Current Assets       41,481            32,714
                                             ---------         ---------
Total Current Assets                         1,907,759         2,317,846
                                             ---------         ---------
PROPERTY, PLANT AND EQUIPMENT, at cost
 Machinery, Equipment, and Furniture         1,293,491         1,280,783
 Leasehold Improvements                        333,274           333,274
  Less: Accumulated Depreciation and
  Amortization                              (1,345,722)       (1,265,402)
                                             ---------         ---------
  Net Property, Plant and Equipment            281,043           348,655
                                             ---------         ---------
TOTAL ASSETS                               $ 2,188,802        $2,666,501
                                             =========         =========
LIABILITIES AND SHAREHOLDERS  DEFICIT

CURRENT LIABILITIES
 Notes and Other Debt Payable               $1,993,756        $2,337,667
 Current Maturities of Long Term Debt          790,179           775,694
 Current Maturities of Capital Leases           41,624            53,143
 Accounts Payable                              971,662           798,866
 Accrued Liabilities                           722,513         1,014,221
                                             ---------         ---------
Total Current Liabilities                    4,519,734         4,979,591
                                             ---------         ---------
LONG TERM LIABILITIES
 Capital leases excluding current maturities    52,527            85,374
 Long term debt excluding current maturities     6,250           224,306
                                              --------          --------
Total Long Term Liabilities                     58,777           309,680
                                             ---------         ---------
Total Liabilities                            4,578,511         5,289,271
                                             ---------         ---------
COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' DEFICIT
 Preferred Stock, par value $0.01 per
  share;  2,000,000 shares authorized,
  none issued                                        0                 0
 Common Stock, par value $0.01 per share;
  12,000,000 shares authorized 3,695,114
  shares issued at September 30, 1999 and
  2,602,700 shares issued at December 31,
  1998                                          36,951            26,027
Capital in Excess of Par                     4,021,723         3,757,119
Accumulated Deficit                         (6,373,695)       (6,331,228)
Treasury Stock, 24,400 shares, at cost         (74,688)          (74,688)
                                             ---------         ---------
Total Deficit                               (2,389,709)       (2,622,770)
TOTAL LIABILITIES AND SHAREHOLDERS'          ---------         ---------
   DEFICIT                                 $ 2,188,802       $ 2,661,501
                                             =========         =========

See notes to the consolidated financial statements

                           COMPUTER POWER, INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS


                             THREE MONTHS ENDED     NINE MONTHS ENDED
                               September 30,           September 30,
                              1999      1998         1999        1998
                              ----      ----         ----        ----

NET SALES                  $1,394,523 $2,145,559  $4,479,754 $6,224,023

COST OF SALES               1,007,650  1,618,580   3,501,249  4,747,030
                            ---------  ---------   ---------  ---------

GROSS PROFIT                  386,873    526,979     978,505  1,476,993

OPERATING AND OTHER EXPENSES
  Selling Expense             104,605    207,664     372,345    707,156
  General and Administrative
   Expenses                   281,615    231,174     718,939    771,025
  Interest Expense, net        81,116    105,913     208,042    314,279
                              -------    -------   ---------  ---------
TOTAL OPERATING AND OTHER
  EXPENSES                    467,337    547,751   1,229,327  1,792,460

Net (Loss) before
 Extraordinary Gain           (80,464)   (20,772)   (320,822)  (315,467)

Extraordinary Gain
 (Note 5, Note 6 and Note 7)   87,763          -     278,355          -
                               ------    -------    --------  ---------
NET GAIN (LOSS)              $  7,299   $(20,772)  $ (42,467) $(315,467)
                               ======    =======    ========   ========

EARNINGS PER SHARE AVAILABLE TO COMMON SHAREHOLDERS (a):

EPS-before Extraordinary
 Gain                           $(.02)  $   (.01)  $    (.09) $    (.12)
EPS-Extraordinary Gain            .02                    .08
                                 ----       ----        ----       ----
EPS Net Gain (Loss)              0.00       (.01)       (.01)      (.12)
                                 ====       ====        ====       ====
Weighted average common
 shares outstanding         3,695,114  2,578,300   3,695,114  2,578,300
                            =========  =========   =========  =========

(a) Diluted EPS is not presented for either period, as the effect of this inclusion of potential shares would be immaterial or antidilutive.

The accompanying notes to the consolidated financial statements are an integral part of the financial statements

                            COMPUTER POWER, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

   For the nine months ended September 30, 1999 and September 30, 1998
                               (Unaudited)


                                   September 30, 1999      September 30, 1998
                                   ------------------      ------------------
                                       (Unaudited)              (Unaudited)

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:

Net  Gain (Loss)                         $  (42,467)              $ (315,466)
Adjustments to reconcile net loss to
 cash provided by (used for) Operating
 activities

Extrordinary Gain                          (278,355)                       -
Depreciation & Amortization                  80,320                   47,299

Changes in Current Assets and Liabilities
     Accounts Receivable                    468,437                 (166,087)
      Inventories                            29,934                  210,165
          Prepaid Expenses and Other
           Current Assets                    (8,767)                  30,168
          Accounts Payable                  172,796                 (157,449)
          Accrued Liabilities              (238,352)                 188,780
                                           --------                 --------
Cash Provided by (Used for) Operating
 Activities                                 183,546                 (162,590)
                                           --------                  -------
CASH USED FOR INVESTING ACTIVITIES:

     Capital Expenditures                   (12,708)                 (45,690)
                                            -------                  -------
Cash (Used for) Investing Activities        (12,708)                 (45,690)
                                            -------                   ------
CASH PROVIDED BY (USED FOR) FINANCING
 ACTIVITIES:

Proceeds from Issuance of Debt              200,000                  255,642
Repayment of Debt & Capitalized Leases     (291,321)                 (60,000)
Decrease in Debt due to Warrant Exercise   (275,528)                       -
Increase in Equity due to Warrant Exercise  275,528                        -
                                            -------                   ------
Cash Provided by (Used for) Financing
 Activities                                 (91,321)                 195,642
                                            -------                  -------
INCREASE (DECREASE) CASH & CASH
 EQUIVALENTS                                 79,517                  (12,638)

CASH & CASH EQUIVALENTS, beginning
 of period                                   63,204                   67,300
                                            -------                   ------
CASH & CASH EQUIVALENTS, end of period      142,721                   54,662
                                            =======                   ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income Taxes Paid                                 0                        0
Interest Paid                               100,124                  113,720


The accompanying notes to the consolidated financial statements are an integral part of the financial statements.

                           COMPUTER POWER, INC.

                     NOTES TO FINANCIAL STATEMENTS

Note 1: The financial information as of September 30, 1999 and for the nine month periods ended September 30, 1999 and September 30, 998 are unaudited but in the opinion of the Company, all adjustments necessary to present fairly the financial position and the results of operations for these periods have been made. Reference should be made to the notes to the financial statements included in the Company s Form 10-KSB for a description of significant accounting policies, commitments and other pertinent financial information.

Note 2: Inventories, which include material, labor and manufacturing overhead costs, are stated at the lower of cost (on a first in, first out basis) or market.

Note 3:     At September 30, 1999 and December 31, 1998, notes
     payable and current debt included amounts due to related parties and other lenders as follows:
                                       September 30, 1999  December 31, 1998
                                       ------------------  -----------------
Revolving  Credit  agreement  due             $710,991         $  910,098
 January 31,  2000, secured by
 Accounts Receivable and Inventory,
 bearing interest at the Prime Rate
 (8.25% at September 30, 1999)
 (See Note 4)

Subordinated, unsecured notes to a related     518,043            565,000
 entity due July 1, 1999, now extended
 indefinitely, bearing interest at 9.5%,
 with quarterly interest payments
 (See Note 5)

Term loan, secured by Accounts Receivable      192,152            285,000
 and Inventory, due January 31, 2000,
 bearing  interest  at the Prime Rate
 (See Note 4)

Subordinated, unsecured note payable to a      225,000            250,000
 related entity due February 1, 1998, now extended indefinitely, bearing interest at 10%, with quarterly interest payments
 (See Note 5)

Subordinated, unsecured note payable to a            0            150,000
 director due July 1, 1999, bearing interest at 9.5%, with quarterly interest payments
 (See Note 7)

Working Capital loan payable to a related      200,000                  0
 party, secured by Accounts Receivable and Inventory

Subordinated, unsecured demand note, bearing    96,569             96,569
 interest at 8%

Subordinated, unsecured note payable            32,000             32,000
 originally due October 31, 1997, now extended indefinitely, bearing interest at 10%, with quarterly interest payments

Subordinated, unsecured note payable to a            0             30,000
 director due February 1, 1998, bearing
 interest at 10% (See Note 7)

Subordinated, unsecured note payable to a
 director originally due October 31, 1997,
 now extended indefinitely, bearing interest
 at 10%, with quarterly interest payments       19,000             19,000
                                             ---------          ---------
Total Notes and Other Debt Payable         $ 1,993,755        $ 2,337,667
                                             =========          =========


Long-term debt consists of the following at September 30,1999 and December 31, 1998:

                                       September 30, 1999  December 31, 1998
                                       ------------------  -----------------
 Subordinated note, due August 1, 2000,
  bearing interest at prime plus 4%,
  payable monthly (See Note 5)               $ 521,429        $  700,000

 Convertible debenture, due November
  2000, bearing interest at 9.5%,
  payable monthly (See Note 5)                 275,000           300,000
                                              --------         ---------
 Total Long Term Debt                          796,429         1,000,000

 Less: Current Portion                         790,179           775,694
                                               -------         ---------
 Net Long Term Debt                          $   6,250        $  224,306
                                               =======         =========

Note 4: The Company has a revolving credit agreement and a term loan with an asset based lender. The revolving agreement provides for a maximum borrowing of 85% of eligible accounts receivable, as defined. The loan provides for a maximum borrowing of 50% of eligible inventory, as defined. The total amount of revolving credit and loan borrowing is capped at $2,000,000. Based on the amount of eligible Accounts Receivable and Inventory at September 30, 1999, the Company was fully borrowed.

Note 5: On May 25, 1999, Public Access Lighting LLC exchanged $275,528.50 of principal on a number of debt instruments it had acquired in the 1st Quarter of 1999 for 1,102,114 shares of Common Stock through the exercise of warrants it had also acquired in the 1st Quarter of 1999.

Note 6: During the third quarter, the Company s principal shareholder forgave $87,763 in interest on the debt it owns. This included $47,456 in interest accrued in the second quarter. The Company and its principal shareholder continue to work to complete the capital restructuring begun with the conversion of the Warrants discussed in Note 5.

Note 7: On June 30, 1999, the Company repaid $45,000 of debt to a former director. As part of the same transaction, that director simultaneously forgave accrued interest of $55,592 and the remaining $135,000 of principal.

Note 8: In management s opinion, the interest forgiven in connection with the ongoing capital restructuring discussed in Notes 6 and Note 7 will not be taxable in accordance with applicable sections of the Internal Revenue Code. Therefore, no income taxes have been provided for this extraordinary gain.

Note 9: At September 30, 1999 the Company had 8,869 stock subscription warrants and 263,500 stock options outstanding. The stock subscription warrants are exercisable at $0.25 per share. The exercise period for the warrants ranges from June 1, 1996, through June 1, 2006. 13,500 stock options were issued under an approved stock option plan at market prices at the time of issue. 250,000 options were issued on June 1, 1999 to the new President at an exercise price of $0.25. At September 30, 1999, no warrants or options were determined to be common stock equivalents because the average market price for the first nine months of 1999 was lower than the exercise price of the warrants and options.

Note 10: At 12/31/98, the Company had an Operating Loss Carry Forward of approximately $6,472,000 available to offset future taxable income through 2009. (See also Note 8)

Note 11: There were 3,695,114 diluted weighted average common shares outstanding for the three-month period ending September 30, 1999 and 2,578,300 for the same period in 1998. For the nine months ending September 30, 1999, and 1998 the effects of options and warrants were not considered when calculating fully diluted earnings per share, since the results would have been either immaterial or anti-dilutive.

                          COMPUTER POWER, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND OPERATING RESULTS


FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This report contains certain forward-looking statements regarding the Company, its business prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward looking statements. Factors that may affect such forward-looking results, includes the Company's ability to successfully develop new products for new markets; acceptance of new products; the possibility of the Company losing a large customer or key personnel; the Company s ability to manage growth; periodic cash shortages; the impact of the competition on the Company s revenue; delays in the Company's introduction of new products; and the possibility of the Company failing to keep pace with emerging technologies.

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

EXTRAORDINARY GAIN

During the third quarter, the Company s majority shareholder and largest debtholder forgave $87,763 in interest on its long term debt. This included $47,456 of interest accrued in the 2nd Quarter.

The Company recorded a net gain of $7,299 during the third quarter of 1999, or $0.00 per share, after giving effect to the Interest Forgiveness. Before giving effect to this event, the Company recorded a net loss of ($80,464) or ($0.02) per share, compared to a net loss of ($20,772) or ($0.01) per share during the third quarter in 1998.

The Company recorded a net loss of $(42,467) during the first three quarters of 1999, or ($0.01) per share, after giving effect to the Interest Forgiveness and Capital Restructuring. Before giving effect to this event, the Company recorded a net loss of ($320,822) or ($0.09) per share, compared to a net loss of ($315,467) or ($0.12) per share during the same period of 1998.

2.   REVENUES

For the third quarter ended September 30, 1999, net sales were $1,394,523 or $751,036 (35%), below the same period in 1998. Net sales for Astralite emergency lighting products decreased to a combination of market pressures and a regulatory change in the marketplace placing the company at a competitive disadvantage. The Original Equipment Manufacturer s (OEM) portion of the Company s business was off due to the timing of new orders.

For the nine months ended September 30, 1999 net sales were $4,479,754 compared to $6,224,023 in 1998, representing a decrease of approximately 28%. Net sales for the Astralite division were down compared to the same period last year. Power protection sales were also down for the nine months, reflecting a delay in incoming orders and a periodically soft market during the summer months

3.   COST OF SALES

Cost of sales declined from $1,618,580 for the third quarter ending September 30, 1998 to $1,007,650 for the period ending September 30, 1999. The decline in the cost of sales is primarily due to lower sales volume. Due to the effect of cost cutting measures begun in early 1999, the Gross Margin (Net Sales less Cost of Sales divided by Net Sales) improved to 28% in 1999 versus 25% in 1998. This continues the improvement of the second quarter.

Cost of sales declined from $4,747,030 for the first nine months ending September 30, 1998 to $3,501,249 for the period ending September 30, 1999.
The decline in the cost of sales is primarily due to lower sales volume. However, for the nine months ending September 30, 1999, Gross Margin continued to reflect the higher initial effects of first quarter cost cutting measures that overshadowed the improvements of the second and third quarters. As a result this key ratio came in at 22% and remained below the 24% for 1998.

4.   OPERATING AND OTHER EXPENSES

Operating and other expenses for the third quarter of 1999 declined to $467,337 compared to $547,751 for the same period in 1998, due to lower Interest Expense and Selling Expense. Interest Expense declined because lower sales volume lead to lower borrowing needs. Selling Expenses also declined due to lower commissions paid as a result of the decline in sales volume but also because of internal cost cutting measures.

Operating and other expenses for the first nine months of 1999 totaled $1,299,327 compared to $1,792,460, representing a decrease of $493,133, due to lower borrowing costs and lower selling expenses due to a reduction in salaries, lower commissions and reduced advertising and promotion expenses.

5.   LIQUIDITY AND CAPITAL RESOURCES

For the period ended September 30, 1999, the Company's operations generated $183,546 in cash. This was largely the result of a $468,437 decrease in accounts receivable. This additional cash flow from operations was primarily used to reduce bank borrowings and capital leases by $291,321. As a result, cash for the first nine months showed an increase of $79,517. The Company's financial resources are primarily borrowings available to it through its revolving credit agreement and inventory loan facilities. As its borrowings are tied to the levels of accounts receivable and inventory, the Company is typically fully borrowed. At September 30, 1999, the Company was fully borrowed given the amount of Accounts Receivable and Inventory it had on its books at that time. Should those levels increase due to increasing sales, the Company has available an additional $903,143 in borrowing capacity to meet that growth.

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

As noted in Note 5, PAL has converted its warrants, paying for it by surrendering $275,528.50 in principal. In addition by September 30, 1999, it added working capital through loans totaling $200,000.

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

The Company is about six months late in their original implementation schedule due to management changes and demands made to run the existing business with a limited staff. There are currently systems problems as manufacturing orders and raw materials on order are now being taken for finished products scheduled for delivery in Year 2000. The problems in controlling these issues are being managed. The Company can not provide total assurance that there will not be a systems interruption, or other material adverse event, should the implementation schedule or ultimate success of the implementation not occur within the required timeframes.

Non-information technology systems, including telecommunications, have been tested and appear to be Year 2000 compliant.

With respect to external factors concerning its vendors and customers readiness for Year 2000, in 1998 to date, on an informal basis in normal business dealings with these third parties, nothing has come to the Company s attention that requires action. Additionally, the Company continues to receive statements from its suppliers indicating their readiness for any Year 2000 issues. These statements have not indicated to the Company any issues that require action. Notwithstanding such cautionary initiatives, intelligence gathered from informal discussions and the results from targeted mailing to key vendors and customers, (even if all responses come in with assurances of Year 2000 compliance), there can be no guarantee that the systems of such third parties, customers and suppliers, on which the Company relies, will be converted in a timely manner, or that the failure to convert would not have a material adverse effect on the Company.

                           COMPUTER POWER, INC.

                       PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

     On August 30, 1999, Leake-Stuarts, Inc., d/b/a Light Bulb Supply Company filed suit against the Company in Colorado seeking an unspecified amount of damages. The complaint alleges that the Company is liable under its Warranty covering the sale of certain exit signs manufactured by the Astralite division of the Company. The Company has retained Colorado counsel to defend in this matter.

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







Date: November 15, 1999                   /s/. James Hooley
                                         -----------------------------------
                                         James Hooley
                                         President & Chief Financial Officer